Form 10-Q
period 2011-06-14
ClubCorp Club Operations, Inc.
filed 2011-07-25
CIK 1515382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 14, 2011.

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 333-173127

ClubCorp Club Operations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3894784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3030 LBJ Freeway, Suite 600
Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

(972) 243-6191

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant’s shares of common stock are not traded on an exchange or in any public market.  As of June 14, 2011, the number of the shares outstanding of the registrant’s common stock was 1,000.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited consolidated condensed statement of operations for the twelve and twenty-four weeks ended June 14, 2011 and June 15, 2010	2
	Unaudited consolidated condensed balance sheets as of June 14, 2011 and December 28, 2010	3
	Unaudited consolidated condensed statements of cash flows for the twenty-four weeks ended June 14, 2011 and June 15, 2010	4
	Unaudited consolidated condensed statements of comprehensive income (loss) and changes in stockholders’ equity (deficit) for the twenty-four weeks ended June 14, 2011 and June 15, 2010	5
	Notes to unaudited consolidated condensed financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	[Removed and Reserved.]	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Twelve and Twenty-Four Weeks Ended June 14, 2011 and June 15, 2010

(In thousands of dollars)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2011	June 15, 2010	June 14, 2011	June 15, 2010
REVENUES:
Club operations	$125,012	$122,389	$232,860	$228,040
Food and beverage	52,513	50,219	88,619	84,848
Other revenues	699	568	1,564	1,182
Total revenues	178,224	173,176	323,043	314,070

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	111,316	110,140	208,604	207,504
Cost of food and beverage sales exclusive of depreciation	16,148	15,435	28,484	26,969
Depreciation and amortization	20,735	21,595	41,915	42,873
Provision for doubtful accounts	686	316	1,542	1,579
Loss on disposals of assets	2,677	77	4,872	186
Selling, general and administrative	12,091	8,148	21,086	16,119
OPERATING INCOME	14,571	17,465	16,540	18,840

Interest and investment income	33	319	66	616
Equity in earnings from unconsolidated ventures	199	618	458	707
Interest expense	(19,707)	(12,761)	(39,689)	(25,348)
Change in fair value of interest rate cap agreements	(41)	(643)	(116)	(3,153)
Other income	866	918	1,727	1,827
(LOSS) INCOME BEFORE INCOME TAXES	(4,079)	5,916	(21,014)	(6,511)
INCOME TAX BENEFIT (EXPENSE)	1,647	(1,773)	7,856	1,565
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,432)	4,143	(13,158)	(4,946)
Loss from discontinued Non-Core Entities, net of income tax expense of $0 and $(897) for the twelve weeks ended June 14, 2011 and June 15, 2010, respectively and $0 and $(2,507) for the twenty-four weeks ended June 14, 2011 and June 15, 2010, respectively	—	(3,087)	—	(8,340)
Loss from discontinued clubs, net of income tax benefit of $14 and $6 for the twelve weeks ended June 14, 2011 and June 15, 2010, respectively and $78 and $9 for the twenty-four weeks ended June 14, 2011 and June 15, 2010, respectively	(29)	(129)	(159)	(198)
NET (LOSS) INCOME	(2,461)	927	(13,317)	(13,484)
NET LOSS ATTRIBUTABLE TO DISCONTINUED NON-CORE ENTITIES NONCONTROLLING INTERESTS	—	1,016	—	5,657
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS OF CONTINUING OPERATIONS	(302)	16	(261)	(175)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(2,763)	$1,959	$(13,578)	$(8,002)

Amounts attributable to ClubCorp
(Loss) Income from continuing operations, net of tax	$(2,734)	$4,159	$(13,419)	$(5,121)
Loss from discontinued Non-Core Entities, net of tax	—	(2,071)	—	(2,683)
Loss from discontinued clubs, net of tax	(29)	(129)	(159)	(198)
Net (Loss) Income	$(2,763)	$1,959	$(13,578)	$(8,002)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of June 14, 2011 and December 28, 2010

(In thousands of dollars, except share and per share amounts)

	June 14, 2011	December 28, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,738	$56,531
Restricted cash	76	525
Receivables, net of allowances of $3,973 and $3,594 at June 14, 2011 and December 28, 2010, respectively	61,751	53,784
Inventories	18,142	15,630
Prepaids and other assets	14,403	15,042
Deferred tax assets	6,378	6,378
Total current assets	148,488	147,890
Investments	16,621	17,687
Property and equipment, net (includes $10,105 and $10,207 related to VIEs at June 14, 2011 and December 28, 2010, respectively)	1,249,861	1,240,577
Notes receivable, net of allowances of $861 and $489 at June 14, 2011 and December 28, 2010, respectively	1,487	2,547
Goodwill	272,000	272,000
Intangibles, net	51,693	63,263
Other assets	35,901	36,965
TOTAL ASSETS	$1,776,051	$1,780,929

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	12,140	11,195
Membership deposits - current portion	59,543	51,704
Accounts payable	25,042	23,837
Accrued expenses	30,367	27,081
Accrued taxes	21,255	34,675
Other liabilities	74,804	53,706
Total current liabilities	223,151	202,198
Long-term debt (includes $1,738 and $1,971 related to VIEs at June 14, 2011 and December 28, 2010, respectively)	771,312	772,079
Membership deposits	213,294	211,624
Deferred tax liability	234,868	244,572
Other liabilities	115,584	119,427
Total liabilities	1,558,209	1,549,900
Commitments and contingencies (see Note 13)

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at June 14, 2011 and December 28, 2010	1	1
Additional paid-in capital	211,118	211,118
Accumulated other comprehensive loss	(2,390)	(2,520)
Retained (deficit) earnings	(1,797)	11,781
Total stockholders’ equity	206,932	220,380
Noncontrolling interests in consolidated subsidiaries	10,910	10,649
Total equity	217,842	231,029
TOTAL LIABILITIES AND EQUITY	$1,776,051	$1,780,929

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twenty-Four Weeks Ended June 14, 2011 and June 15, 2010

(In thousands of dollars)

	Twenty-Four Weeks Ended
	June 14, 2011	June 15, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,317)	$(13,484)
Loss from discontinued Non-Core Entities	—	8,340
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	30,365	30,769
Amortization and depletion	11,583	12,179
Bad debt expense	1,543	1,593
Equity in earnings from unconsolidated ventures	(458)	(707)
Distribution from investment in unconsolidated ventures	1,524	1,268
Loss on disposals of assets	5,048	211
Amortization of debt issuance costs	857	1,566
Accretion of discount on member deposits	9,118	9,280
Amortization of surface rights bonus revenue	(1,731)	(1,731)
Amortization of above and below market rent intangibles	108	(7)
Deferred income tax benefit	(9,705)	(3,187)
Net change in fair value of interest rate cap agreements	116	3,153
Net change in prepaid expenses and other assets	(5,125)	(4,056)
Net change in receivables and membership notes	(8,108)	(10,312)
Net change in accounts payable and accrued liabilities	3,552	(2,163)
Net change in other current liabilities	9,600	19,263
Net change in long-term tax liabilities	(150)	(1,765)
Net change in other long-term liabilities	(1,805)	(55)
Net cash provided by operating activities	33,015	50,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,205)	(15,806)
Acquisitions	(18,776)	—
Proceeds from dispositions	268	1,962
Net change in restricted cash and capital reserve funds	237	(1,010)
Proceeds from notes receivable	—	14,000
Net cash used in investing activities	(36,476)	(854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(5,298)	(24,900)
Debt issuance costs	(14)	—
Distribution to noncontrolling interests	—	(416)
Change in membership deposits	841	397
Net cash used in financing activities	(4,471)	(24,919)
CASH FLOWS FROM DISCONTINUED NON-CORE ENTITIES:
Net cash provided by operating activities of discontinued Non-Core Entities	—	860
Net cash used in investing activities of discontinued Non-Core Entities	—	(2,942)
Net cash used in financing activities of discontinued Non-Core Entities	—	(4,183)
Net cash used in discontinued Non-Core Entities	—	(6,265)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(861)	(316)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,793)	17,801
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56,531	73,964
CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,738	$91,765
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash and cash equivalents
Continuing operations	$47,738	$91,436
Discontinued Non-Core Entities	$—	$329

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

For the Twenty-Four Weeks Ended June 14, 2011 and June 15, 2010

(In thousands of dollars)

	Total	Common Stock	Additional Paid- in Capital	Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - DECEMBER 29, 2009	$(244,357)	$—	$—	$(2,709)	$(242,716)	$1,068
Net loss	(13,484)	—	—	—	(8,002)	(5,482)
Foreign currency translation adjustments	91	—	—	114	—	(23)
Comprehensive income (loss)	(13,393)	—	—	114	(8,002)	(5,505)
Distributions to noncontrolling interests	(416)	—	—	—	—	(416)
BALANCE - JUNE 15, 2010	$(258,166)	$—	$—	$(2,595)	$(250,718)	$(4,853)

BALANCE - DECEMBER 28, 2010	$231,029	$1	$211,118	$(2,520)	$11,781	$10,649
Net (loss) income	(13,317)	—	—	—	(13,578)	261
Foreign currency translation adjustments	130	—	—	130	—	—
Comprehensive (loss) income	(13,187)	—	—	130	(13,578)	261
BALANCE - JUNE 14, 2011	$217,842	$1	$211,118	$(2,390)	$(1,797)	$10,910

See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, unless otherwise indicated)

1. ORGANIZATION

ClubCorp Club Operations, Inc. (“ClubCorp”) is a holding company that was formed on November 30, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”) for the purpose of operating and managing golf, country, business, sports and alumni clubs. ClubCorp has two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. ClubCorp is a wholly-owned subsidiary of CCA Club Operations Holdings, LLC (“Parent”), which is a wholly owned subsidiary of ClubCorp Holdings, Inc. (“Holdings”). ClubCorp, collectively, may be referred to as “we,” “us,” “our,” or the “Company,” and is principally owned by Holdings which is owned by affiliates of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. For periods prior to November 30, 2010, references to “we,” “us,” “our,” or the “Company” refer to CCI.

Prior to November 30, 2010, CCI was a holding company that through its subsidiaries owned and operated golf, country, business, sports and alumni clubs, two full-service resorts and certain other equity, realty and future royalty interests. The two full service resorts and such other equity, realty and future royalty interests are referred to as the “Non-Core Entities.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated condensed financial statements reflect the consolidated operations of ClubCorp and its subsidiaries. The consolidated condensed financial statements presented herein reflect our financial position, results of operations, cash flows and changes in stockholders’ equity (deficit) in conformity with accounting principles generally accepted in the United States, or “GAAP”. All intercompany accounts have been eliminated.

The accompanying consolidated condensed financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ClubCorp Club Operations, Inc. for the year ended December 28, 2010.

We believe that the accompanying consolidated condensed financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from such estimated amounts.

Revenue Recognition—Revenues from club operations, food and beverage and merchandise sales are recognized at the time of sale or when the service is provided and are reported net of sales taxes.

Revenues from membership dues are billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing membership services. Prepaid dues are recognized as income over the prepayment period.

The majority of membership deposits sold is not refundable until a fixed number of years (generally 30) after the date of acceptance of a member. We recognize revenue related to deposits over the average expected life of an active membership. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership, which was seven years for golf and country club memberships and five years for business, sports and alumni club memberships prior to December 28, 2010. Based on our 2011 analysis, the average expected membership life decreased to six years for golf and country club memberships and four years for business, sports and alumni club memberships. This change in expected membership lives was made effective December 29, 2010.  The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership fees is not refundable and is deferred and recognized over the average expected life of an active membership.

Recently Issued Accounting Pronouncements

Portions of Accounting Standards related to “Improving Disclosures about Fair Value Measurements” became effective for interim and annual reporting periods beginning after December 15, 2009. This standard requires disclosures of significant transfers in or out of Level 1 and Level 2 fair value measurements, as well as the reasons for the transfers. We adopted this portion of the standard with no material impact to our consolidated condensed financial statements. Additionally, a portion of the standard is effective for interim and annual reporting periods beginning after December 15, 2010. This portion requires disclosure of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, as well as more detailed disclosures of Level 3 inputs. We adopted this standard with no material impact on the consolidated condensed financial statements.

In July 2010, the FASB released Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update requires companies to enhance disclosure about the credit quality of financing receivables and the allowance for credit losses, including credit quality indicators, past due information and modifications of financing receivables. ASU 2010-20 became effective for interim and annual reporting periods ending on or after December 15, 2010. We adopted this standard with no material impact on the consolidated condensed financial statements.

In May 2011, the FASB released Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s. The update generally clarifies fair value measurement guidance and requires certain additional disclosures related to fair value.  The update also includes instances where a particular principle or requirement for measuring fair value has changed.  ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011.  When we adopt this standard we will include additional disclosures for certain Level 3 valuations.

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income.  The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements.  The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income, and total comprehensive income.  ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated variable interest entities (“VIEs”) include three managed golf operations. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from these operations. One of these VIEs is financed through a loan payable of $1.4 million collateralized by assets of the entity totaling $4.6 million as of June 14, 2011. The other VIEs are financed through advances from us. Outstanding advances as of June 14, 2011 total $2.6 million compared to recorded assets of $7.0 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated condensed balance sheets as of June 14, 2011 and December 28, 2010, net of intercompany amounts:

	June 14, 2011	December 28, 2010
Current assets	$1,395	$807
Fixed assets, net	10,105	10,207
Other assets	54	54
Total assets	$11,554	$11,068

Current liabilities	$1,395	$763
Long-term debt	1,738	1,971
Other liabilities	601	582
Noncontrolling interest	6,363	6,283
Company capital	1,457	1,469
Total liabilities and deficit	$11,554	$11,068

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $11.6 million at June 14, 2011 and $11.1 million at December 28, 2010.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $2.1 million and $2.1 million at June 14, 2011 and December 28, 2010, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. The difference between the carrying value of the investments and our share of the equity reflected in the joint ventures’ financial statements at the time of the acquisition of the Company by KSL was allocated to intangible assets of the joint ventures and is being amortized over approximately 20 years beginning in 2007.

Additionally, we have one equity method investment in a purchasing cooperative of hospitality companies. The carrying value of the investment was $14.1 million and $15.0 million at June 14, 2011 and December 28, 2010, respectively. Our share of earnings in the equity investment, excluding amortization as discussed below, of $0.7 million and $1.5 million for the twelve and twenty-four weeks ended June 14, 2011, respectively, and $1.1 million and $1.7 million for the twelve and twenty-four weeks ended June 15, 2010, respectively, is included in equity in earnings in unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received volume rebates totaling $1.3 million and $2.1 million for the twelve and twenty-four weeks ended June 14, 2011, respectively, and $0.4 million during the twelve and twenty-four weeks ended June 15, 2010. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007.  We recorded amortization of $0.5 million and $0.9 million for the twelve and twenty-four weeks ended June 14, 2011, respectively, and $0.5 million and $0.9 million for the twelve and twenty-four weeks ended June 15, 2010, respectively.

Significant financial information for the joint venture described in the paragraph above is as follows:

	June 14, 2011	December 28, 2010
Total assets	$73,849	$82,400
Total liabilities	$64,497	$71,378
Total equity	$9,352	$11,022

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2011	June 15, 2010	June 14, 2011	June 15, 2010
Total revenues	$13,902	$12,370	$32,100	$28,530
Net income	$6,845	$6,247	$14,077	$13,239

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2011	June 15, 2010	June 14, 2011	June 15, 2010
ClubCorp’s equity in net income, excluding amortization	$737	$1,092	$1,474	$1,656

5. FAIR VALUE

FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1—unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2—inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3—inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC Topic 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument is categorized based upon the lowest level of input that is significant to the fair value calculation.

Marketable securities and derivative financial instruments are measured at fair value on a recurring basis. Marketable securities include interest bearing deposits at financial institutions, and investments in money market funds comprised of U.S. treasury bills. Derivative financial instruments include interest rate cap agreements. The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term assets and liabilities approximate their fair values as of June 14, 2011 and December 28, 2010. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

Marketable Securities—We utilize quoted prices in active markets to measure investments in money market funds comprised of U.S. treasury bills; such items are classified as Level 1 in the hierarchy. Balances of investments in money market funds totaled $48.8 million as of December 28, 2010 and were classified as cash and cash equivalents on the consolidated condensed balance sheet.  We did not hold any such investments as of June 14, 2011.

Derivative Financial Instruments—Derivative financial instruments are valued in the market based on prevailing market data and values are derived from well recognized financial principles and reasonable estimates about relevant future market conditions and certain counter-party credit risk. These inputs are classified as Level 2 in the hierarchy.

A reconciliation of beginning and ending balances of these derivatives is presented in Note 9.

6. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at June 14, 2011 and December 28, 2010:

	June 14, 2011	December 28, 2010

Land and land improvements	$846,753	$828,564
Buildings and recreational facilities	401,577	394,472
Machinery and equipment	141,118	134,246
Leasehold improvements	74,749	72,382
Furniture and fixtures	53,318	49,642
Depreciable fixed assets	1,517,515	1,479,306
Accumulated depreciation and amortization	(270,046)	(246,133)
Depreciable fixed assets, net	1,247,469	1,233,173
Construction in progress	2,392	7,404
Property and equipment, net	$1,249,861	$1,240,577

No impairments were recorded during the twelve and twenty-four weeks ended June 14, 2011 or June 15, 2010.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at June 14, 2011 and December 28, 2010:

		June 14, 2011			December 28, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Asset
Intangible assets with indefinite lives:
Trademarks		$25,260	$—	$25,260	$25,260	$—	$25,260
Intangible assets with finite lives:
Membership Relationships	5-7 years	132,604	(107,227)	25,377	133,211	(96,630)	36,581
Management Contracts	2-9 years	4,375	(3,669)	706	4,375	(3,501)	874
Other	4-7 years	7,064	(6,714)	350	7,064	(6,516)	548
Total		$169,303	$(117,610)	$51,693	$169,910	$(106,647)	$63,263

Goodwill		$272,000	$—	$272,000	$272,000	$—	$272,000

Intangible asset amortization expense was $5.7 million and $11.6 million for the twelve and twenty-four weeks ended June 14, 2011, respectively, and $6.0 million and $12.1 million for the twelve and twenty-four weeks ended June 15, 2010, respectively.  We have incurred no costs to renew or extend the lives of intangible assets.

For each of the five years subsequent to 2010 and thereafter the amortization expense will be as follows (dollars in thousands):

Year	Amount

Remainder of 2011	$13,394
2012	9,819
2013	2,855
2014	325
2015	40
Thereafter	—
Total	$26,433

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at June 14, 2011 and December 28, 2010:

	June 14, 2011	December 28, 2010
Accrued compensation	$16,416	$14,764
Accrued interest	5,830	4,881
Other accrued expenses	8,121	7,436
Total accrued expenses	$30,367	$27,081

Taxes payable	$21,208	$23,799
Taxes payable to Holdings	47	10,876
Total accrued income taxes	$21,255	$34,675

Advance deposits from members	$23,210	$14,710
Prepaid dues	22,940	10,984
Deferred revenue - initiation deposits/fees	12,934	11,860
Insurance reserves	8,831	9,144
Advanced surface rights bonus payment	3,750	3,750
Other current liabilities	3,139	3,258
Total other current liabilitites	$74,804	$53,706

Other long-term liabilities consist of the following at June 14, 2011 and December 28, 2010:

	June 14, 2011	December 28, 2010
Taxes Payable	$46,195	$46,046
Deferred membership revenues	38,406	38,666
Casualty insurance loss reserves - long term portion	10,519	11,575
Advanced surface rights bonus payment	100	1,823
Above market lease intangibles	3,479	4,221
Deferred rent	15,746	15,991
Other	1,139	1,105
Total other long-term liabilities	$115,584	$119,427

9. DEBT AND CAPITAL LEASES

Interest Rate Cap Agreements—As required by the Citigroup debt agreements, at December 26, 2006, an affiliate of CCI (“Borrower”) entered into interest rate cap agreements that limit Borrower’s exposure to increases in interest rates over certain amounts. These interest rate caps matured in January 2010 and had effectively limited the LIBOR rate to 5.50%. In July 2007, Borrower purchased additional interest caps for $6.6 million. These agreements limited Borrower’s LIBOR exposure to 5.50% and matured in July 2010. All value of matured interest rate caps was expensed at maturity.

In June 2008, Borrower entered into additional interest rate cap agreements with a fair value of $12.1 million. These agreements limit Borrower’s LIBOR exposure to 5.50% and mature in July 2012. In July 2009, Borrower sold a portion of its interest rate cap agreements in conjunction with a paydown of debt. Borrower received $0.7 million of proceeds related to this sale.

We allocated the fair value of the interest rate cap agreements between continuing and discontinued Non-Core Entities based on proportional debt allocations for the twenty-four weeks ended June 15, 2010.

In December 2010, in connection with a reorganization of CCI resulting in the formation of ClubCorp, we sold the remaining interest rate cap agreements for $0.2 million.

The portion of the interest rate cap agreements allocated to continuing operations in the twelve and twenty-four weeks ended June 15, 2010 is summarized below:

Balance at December 29, 2009	$3,609
Loss included in earnings	(2,510)
Balance at March 23, 2010	1,099
Loss included in earnings	(643)
Balance at June 15, 2010	$456

In December 2010, in connection with the issuance of the senior secured credit facility with Citigroup (“2010 Citigroup Debt Facility”), we entered into an interest rate cap agreement that limits our exposure to increases in interest rates over certain amounts. The interest rate cap matures in December 2012 and limits the LIBOR rate to 3.0% on a notional amount of $155 million. The aggregate fair value of the interest rate cap agreement is included in other assets on the consolidated condensed balance sheets.  The change in fair value of the interest rate cap agreements in the twelve and twenty-four weeks ended June 14, 2011 is summarized below:

Balance at December 28, 2010	$138
Loss included in earnings	(75)
Balance at March 22, 2011	63
Loss included in earnings	(41)
Balance at June 14, 2011	$22

Long-term borrowings and lease commitments of the Company as of June 14, 2011 and December 28, 2010, are summarized below:

	June 14, 2011	December 28, 2010	Interest Rate	Maturity

Senior Unsecured Notes	$415,000	$415,000	10.00%	2018

Senior Secured Credit Facilities
2010 Citigroup Debt Facility
Term Loan	309,225	310,000	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2016
			(6.0% at June 14, 2011 and December 28, 2010)

Revolving Notes ($50,000 capacity)	—	—	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2015
			(6.0% at June 14, 2011 and December 28, 2010)
Mortgage Loans
General Electric Capital Corporation	32,000	32,000	3.25% + 30 day LIBOR (3.50% at June 14, 2011	2013
			and 3.56% at December 28, 2010)

Atlantic Capital Bank	3,893	3,973	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5% (4.5%	2015
			at June 14, 2011 and December 28, 2010)

Other notes	4,352	4,209	5.75% - 8.00%	Various

	764,470	765,182
Capital leases	18,982	18,092
	783,452	783,274
Less current portion	12,140	11,195
	$771,312	$772,079

The amount of long-term debt maturing in each of the five years subsequent to 2010 and thereafter is as follows:

Year	Debt	Capital Leases	Total
Remainder of 2011	$2,010	$4,306	$6,316
2012	4,318	7,016	11,334
2013	35,189	4,255	39,444
2014	2,747	2,417	5,164
2015	6,712	936	7,648
Thereafter	713,494	52	713,546
Total	$764,470	$18,982	$783,452

Fair Value

Management estimates the carrying value approximates the fair value of ClubCorp’s long-term debt excluding capital lease obligations at $764.5 million and $765.2 million as of June 14, 2011 and December 28, 2010, respectively. We estimated the fair value of long term debt using a market based analysis using current market inputs for similar types of arrangements. Fluctuations in these assumptions will result in different estimates of fair value.

10. INCOME TAXES

The Company joins in the filing of a consolidated federal income tax return with Holdings, the Company’s ultimate parent. The Company records income taxes based on the separate return method determined as if the Company was not included in a consolidated return. Income taxes recorded by the Company are further adjusted to the extent losses or other deductions cannot be utilized in the consolidated federal income tax return. The Company files state tax returns on a separate company basis or unitary basis as required by law. Additionally, certain subsidiaries of the Company owned through lower tier joint ventures also file separate tax returns for federal and state purposes.

The Company’s effective income tax rate for the twelve and twenty-four weeks ended June 14, 2011, was 40.4% and 37.4%, respectively, compared to 30.0% and 24.0% for the twelve and twenty-four weeks ended June 15, 2010, respectively. For the twelve and twenty-four weeks ended June 14, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to state taxes, including changes in state valuation allowances, and foreign income taxes. For the twelve and twenty-four weeks ended June 15, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to state taxes.

As of June 14, 2011, there were no material changes to our liabilities for unrecognized tax benefits from December 28, 2010.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our annualized effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

11. CLUB ACQUISITIONS, CLUB DISPOSITIONS, AND DISCONTINUED OPERATIONS

Club Acquisitions

Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition.  The results of operations of such businesses have been included in the consolidated statements of operations since their date of acquisition.

Long Island Clubs — On June 7, 2011, ClubCorp acquired three properties located in Long Island, New York.  The properties include Hamlet Golf and Country Club which is a private golf club, and Wind Watch Golf and Country Club and Willow Creek Golf and Country Club which are semi-private golf clubs.  We are in process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.  ClubCorp recorded the following major categories of assets and liabilities in exchange for consideration of $18.8 million:

Land, property and equipment	$20,223
Prepaid real estate taxes	487
Inventory	197
Deferred revenue and other liabilities	(2,131)
Total	$18,776

There was no gain or goodwill recorded on this purchase transaction.  The pro forma information related to the acquisition is not material to our historical results of operations.

Club Dispositions

Subsidiaries may be divested when management determines they will be unable to provide a positive contribution to cash flows from operations in future periods and/or when they are determined to be non-strategic holdings for the Company. Gains from divestitures are recognized in the period in which operations cease and losses are recognized when we determine that the carrying value is not recoverable and exceeds fair value.

We discontinued one business, sports and alumni club during the twenty-four weeks ended June 14, 2011 for a pre-tax loss of $0.2 million.  We did not discontinue any clubs in the twelve weeks ended June 14, 2011.  We did not discontinue any clubs in the twenty-four weeks ended June 15, 2010.

Discontinued Club Operations

Operations of the clubs that have been disposed were reclassified to discontinued operations on the consolidated condensed statement of operations as follows for all periods presented:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2011	June 15, 2010	June 14, 2011	June 15, 2010
Revenues	$1	$381	$162	$736
Loss on disposals and impairment of assets, before taxes	$(23)	$(25)	$(176)	$(25)
Loss from discontinued club operations, before taxes	$(43)	$(135)	$(237)	$(207)

Discontinued Non-Core Entities

In connection with a reorganization of CCI resulting in the formation of ClubCorp on November 30, 2010, CCI distributed its Non-Core Entities to affiliates of KSL. No gain or loss was recognized as this was a transaction with entities under common control. The operations of the Non-Core Entities have been reclassified to discontinued Non-Core operations on the consolidated condensed statement of operations as follows for all periods presented in our financial statements:

	Twelve Weeks Ended June 15, 2010	Twenty-Four Weeks Ended June 15, 2010
Revenues	$24,275	$36,994
Loss from discontinued Non-Core Entities, before taxes	$(2,190)	$(5,833)

12. SEGMENT INFORMATION

We currently have two reportable segments: (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information is reviewed regularly by the chief operating decision maker to evaluate performance and allocate resources. Our chief operating decision maker is the Chief Executive Officer.

Golf and country clubs operations consist of private country clubs, golf clubs and public golf facilities. Private country clubs provide at least one 18-hole golf course and various other recreational amenities that are open to members and their guests. Golf clubs provide both private and public golf play and usually offer fewer other recreational amenities. Public golf facilities are open to the public and generally provide the same services as golf clubs.

Business, sports and alumni club operations consist of business clubs, business/sports clubs, sports clubs and alumni clubs. Business clubs provide a setting for dining, business or social entertainment. Sports clubs provide a variety of recreational facilities and business/sports clubs provide a combination of the amenities available at business clubs and sports clubs. All amenities offered above are available only to members and their guests.

Included within other are revenues from mineral rights and revenues and expenses on corporate overhead and shared services which are not material enough to warrant a separate segment.

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, loss on disposal and impairment of assets, depreciation and amortization, translation gain and loss, proceeds from business interruption insurance, severance payments, the negative EBITDA impact related to estimated settlement for unclaimed property accrued during fiscal year 2009, fees and expenses paid to KSL, acquisition costs and amortization on investments in joint ventures. Segment EBITDA for all periods presented has been calculated using this definition. Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on GAAP, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similar titled measures reported by other companies.

The table below shows summarized financial information by segment for continuing operations for the twelve and twenty-four weeks ended June 14, 2011 and June 15, 2010:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2011	June 15, 2010	June 14, 2011	June 15, 2010
Golf and Country Clubs
Revenues	$136,895	$132,927	$244,929	$236,903
Segment EBITDA	40,420	39,549	68,037	65,023

Business, Sports and Alumni Clubs
Revenues	$41,962	$40,854	$80,034	$78,839
Segment EBITDA	8,184	8,109	12,978	13,372

Other
Revenues	$1,039	$1,184	$1,453	$1,921
Segment EBITDA	(9,094)	(6,113)	(15,252)	(12,653)

Elimination of Intersegment revenue	$(1,672)	$(1,789)	$(3,373)	$(3,593)

Total
Revenues	$178,224	$173,176	$323,043	$314,070
Segment EBITDA	39,510	41,545	65,763	65,742

	As of
	June 14, 2011	December 28, 2010
Total Assets
Golf and Country Clubs	$1,271,938	$1,242,173
Business, Sports and Alumni Clubs	95,112	103,961
Other	409,001	434,795
Consolidated	$1,776,051	$1,780,929

The table below provides a reconciliation of our Segment EBITDA to loss before income taxes and discontinued operations for the twelve and twenty-four weeks ended June 14, 2011 and June 15, 2010:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2011	June 15, 2010	June 14, 2011	June 15, 2010
Total Segment EBITDA	$39,510	$41,545	$65,763	$65,742
Interest and investment income	33	319	66	616
Interest expense and change in fair value of interest rate cap agreements	(19,748)	(13,404)	(39,805)	(28,501)
Loss on disposals and impairment of assets	(2,677)	(77)	(4,872)	(186)
Depreciation and amortization	(20,735)	(21,595)	(41,915)	(42,873)
Translation gain (loss)	316	(106)	1,454	221
Severance payments	(27)	(14)	(222)	(42)
KSL fees and expenses	(279)	(280)	(538)	(543)
Amortization of step-up in certain equity method investments	(472)	(472)	(945)	(945)
Net loss before income taxes and discontinued operations	$(4,079)	$5,916	$(21,014)	$(6,511)

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of June 14, 2011, we had capital commitments of $6.6 million at certain of our country clubs.

We currently have multiple sales and use tax and unclaimed property audits in progress. Management believes the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

We are subject to certain pending or threatened litigation and other claims that arise in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, after review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

14. FINANCIAL STATEMENTS OF GUARANTORS

In November 2010, we issued $415.0 million of Senior Unsecured Notes. The notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries, each of which is one hundred percent owned by ClubCorp. The notes are not guaranteed by Non-Guarantor Subsidiaries.

Set forth below are consolidating condensed financial statements presenting the results of operations, financial position, and cash flows of ClubCorp Club Operations, Inc., the Guarantor Subsidiaries on a consolidated basis, and the Non-Guarantor Subsidiaries on a consolidated basis, along with the eliminations necessary to arrive at the information for ClubCorp on a consolidated basis.

Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among ClubCorp Club Operations, Inc., the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. For this presentation, investments in subsidiaries are accounted for using the equity method of accounting. As described in Note 1, ClubCorp was formed in November 2010 and is therefore excluded from consolidating condensed financial statements as of and through the twelve and twenty-four weeks ended June 15, 2010.

Unaudited Consolidating Condensed Statements of Operations

For the Twelve Weeks Ended June 14, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$—	$114,898	$10,592	$(478)	$125,012
Food and beverage	—	48,845	3,668	—	52,513
Other revenues	—	768	1	(70)	699
Total revenues	—	164,511	14,261	(548)	178,224

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	103,448	8,416	(548)	111,316
Cost of food and beverage sales exclusive of depreciation	—	15,030	1,118	—	16,148
Depreciation and amortization	—	19,474	1,261	—	20,735
Provision for doubtful accounts	—	679	7	—	686
Loss (gain) on disposals and acquisitions of assets	—	2,717	(40)	—	2,677
Selling, general and administrative	—	12,091	—	—	12,091
OPERATING INCOME	—	11,072	3,499	—	14,571

Interest and investment income	12,834	(126)	4	(12,679)	33
Equity in earnings from unconsolidated ventures	—	199	—	—	199
Interest expense	(14,366)	(16,076)	(1,944)	12,679	(19,707)
Change in fair value of interest rate cap agreements	(41)	—	—	—	(41)
Other income	—	866	—	—	866

(LOSS) INCOME BEFORE INCOME TAXES	(1,573)	(4,065)	1,559	—	(4,079)
INCOME TAX BENEFIT (EXPENSE)	513	1,606	(472)	—	1,647
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,060)	(2,459)	1,087	—	(2,432)
(Loss) income from discontinued operations, net of tax	—	(31)	2	—	(29)
Equity in net loss of subsidiaries	(1,703)	—	—	1,703	—
NET (LOSS) INCOME	(2,763)	(2,490)	1,089	1,703	(2,461)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(156)	(146)	—	(302)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(2,763)	$(2,646)	$943	$1,703	$(2,763)

Unaudited Consolidating Condensed Statements of Operations

For the Twenty-Four Weeks Ended June 14, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$—	$213,392	$20,343	$(875)	$232,860
Food and beverage	—	82,620	5,999	—	88,619
Other revenues	—	2,134	7	(577)	1,564
Total revenues	—	298,146	26,349	(1,452)	323,043

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	194,888	15,168	(1,452)	208,604
Cost of food and beverage sales exclusive of depreciation	—	26,588	1,896	—	28,484
Depreciation and amortization	—	39,280	2,635	—	41,915
Provision for doubtful accounts	—	1,490	52	—	1,542
Gain on disposals and acquisitions of assets	—	4,907	(35)	—	4,872
Selling, general and administrative	—	21,086	—	—	21,086
OPERATING INCOME	—	9,907	6,633	—	16,540

Interest and investment income	25,667	(252)	7	(25,356)	66
Equity in earnings from unconsolidated ventures	—	458	—	—	458
Interest expense	(29,167)	(32,828)	(3,050)	25,356	(39,689)
Change in fair value of interest rate cap agreements	(116)	—	—	—	(116)
Other income	—	1,727	—	—	1,727

(LOSS) INCOME BEFORE INCOME TAXES	(3,616)	(20,988)	3,590	—	(21,014)
INCOME TAX BENEFIT (EXPENSE)	1,183	7,070	(397)	—	7,856
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,433)	(13,918)	3,193	—	(13,158)
(Loss) income from discontinued operations, net of tax	—	(191)	32	—	(159)
Equity in net loss of subsidiaries	(11,145)	—	—	11,145	—
NET (LOSS) INCOME	(13,578)	(14,109)	3,225	11,145	(13,317)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(80)	(181)	—	(261)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(13,578)	$(14,189)	$3,044	$11,145	$(13,578)

Unaudited Consolidating Condensed Statements of Operations

For the Twelve Weeks Ended June 15, 2010

(In thousands of dollars)

	Guarantor	NonGuarantor	Consolidating	Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$113,409	$9,393	$(413)	$122,389
Food and beverage	47,217	3,002	—	50,219
Other revenues	1,022	6	(460)	568
Total revenues	161,648	12,401	(873)	173,176

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	103,065	7,948	(873)	110,140
Cost of food and beverage sales exclusive of depreciation	14,575	860	—	15,435
Depreciation and amortization	20,303	1,292	—	21,595
Provision for doubtful accounts	305	11	—	316
Loss on disposals and acquisitions of assets	68	9	—	77
Selling, general and administrative	8,148	—	—	8,148
OPERATING INCOME	15,184	2,281	—	17,465

Interest and investment income	661	8	(350)	319
Equity in earnings from unconsolidated ventures	618	—	—	618
Interest expense	(11,723)	(1,388)	350	(12,761)
Change in fair value of interest rate cap agreements	(643)	—	—	(643)
Other income	918	—	—	918

INCOME BEFORE INCOME TAXES	5,015	901	—	5,916
INCOME TAX EXPENSE	(1,362)	(411)	—	(1,773)
INCOME FROM CONTINUING OPERATIONS	3,653	490	—	4,143
Loss from discontinued Non-Core Entities, net of tax	—	(3,087)	—	(3,087)
Loss from discontinued operations, net of tax	(91)	(38)	—	(129)
Equity in net loss of consolidated non-guarantor subsidiaries	(1,646)	—	1,646	—
NET INCOME (LOSS)	1,916	(2,635)	1,646	927
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	43	989	—	1,032
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$1,959	$(1,646)	$1,646	$1,959

Unaudited Consolidating Condensed Statements of Operations

For the Twenty-Four Weeks Ended June 15, 2010

(In thousands of dollars)

	Guarantor	NonGuarantor	Consolidating	Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$210,772	$18,049	$(781)	$228,040
Food and beverage	80,134	4,714	—	84,848
Other revenues	1,992	9	(819)	1,182
Total revenues	292,898	22,772	(1,600)	314,070

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	194,514	14,590	(1,600)	207,504
Cost of food and beverage sales exclusive of depreciation	25,546	1,423	—	26,969
Depreciation and amortization	40,318	2,555	—	42,873
Provision for doubtful accounts	1,554	25	—	1,579
Loss (gain) on disposals and acquisitions of assets	261	(75)	—	186
Selling, general and administrative	16,119	—	—	16,119
OPERATING INCOME	14,586	4,254	—	18,840

Interest and investment income	1,298	14	(696)	616
Equity in earnings from unconsolidated ventures	707	—	—	707
Interest expense	(22,040)	(4,004)	696	(25,348)
Change in fair value of interest rate cap agreements	(3,153)	—	—	(3,153)
Other income	1,827	—	—	1,827

(LOSS) INCOME BEFORE INCOME TAXES	(6,775)	264	—	(6,511)
INCOME TAX BENEFIT (EXPENSE)	1,772	(207)	—	1,565
(LOSS) INCOME FROM CONTINUING OPERATIONS	(5,003)	57	—	(4,946)
Loss from discontinued Non-Core Entities, net of tax	—	(8,340)	—	(8,340)
Loss from discontinued operations, net of tax	(156)	(42)	—	(198)
Equity in net loss of consolidated non-guarantor subsidiaries	(2,943)	—	2,943	—
NET (LOSS) INCOME	(8,102)	(8,325)	2,943	(13,484)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	100	5,382	—	5,482
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(8,002)	$(2,943)	$2,943	$(8,002)

Unaudited Consolidating Condensed Balance Sheet

As of June 14, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$41,263	$6,475	$—	$47,738
Restricted cash	—	76	—	—	76
Receivables, net of allowances	—	56,937	4,814	—	61,751
Inventories	—	16,062	2,080	—	18,142
Prepaids and other assets	—	9,468	4,935	—	14,403
Deferred tax assets	—	6,429	(51)	—	6,378
Total current assets	—	130,235	18,253	—	148,488
Investments	—	16,621	—	—	16,621
Property and equipment, net	—	1,121,138	128,723	—	1,249,861
Notes receivable, net of allowances	—	1,087	400	—	1,487
Goodwill	—	272,000	—	—	272,000
Intangibles, net	—	50,412	1,281	—	51,693
Investment in subsidiaries	259,041	—	—	(259,041)	—
Intercompany receivables	662,290	—	61,251	(723,541)	—
Other assets	15,075	19,913	913	—	35,901
TOTAL ASSETS	$936,406	$1,611,406	$210,821	$(982,582)	$1,776,051

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	3,100	7,298	1,742	—	12,140
Membership deposits - current portion	—	35,895	23,648	—	59,543
Accounts payable	685	23,126	1,231	—	25,042
Accrued expenses	5,747	24,089	531	—	30,367
Accrued taxes	228	15,457	5,570	—	21,255
Other liabilities	—	69,865	4,939	—	74,804
Total current liabilities	9,760	175,730	37,661	—	223,151
Intercompany payables	—	673,887	49,654	(723,541)	—
Long-term debt	721,125	14,083	36,104	—	771,312
Membership deposits	—	162,355	50,939	—	213,294
Deferred tax liability	(1,411)	226,376	9,903	—	234,868
Other liabilities	—	110,596	4,988	—	115,584
Total liabilities	729,474	1,363,027	189,249	(723,541)	1,558,209
Commitments and contingencies (see Note 13)

EQUITY
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at June 14, 2011	1	—	—	—	1
Additional paid-in capital	211,118	210,979	20,175	(231,154)	211,118
Accumulated other comprehensive (loss) income	(2,390)	(2,432)	42	2,390	(2,390)
Retained (deficit) earnings	(1,797)	33,471	(3,194)	(30,277)	(1,797)
Total stockholders’ equity	206,932	242,018	17,023	(259,041)	206,932
Noncontrolling interests in consolidated subsidiaries	—	6,361	4,549	—	10,910
Total equity	206,932	248,379	21,572	(259,041)	217,842
TOTAL LIABILITIES AND EQUITY	$936,406	$1,611,406	$210,821	$(982,582)	$1,776,051

Unaudited Consolidating Condensed Balance Sheet

As of December 28, 2010

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$51,994	$4,537	$—	$56,531
Restricted cash	—	525	—	—	525
Receivables, net of allowances	—	50,686	3,098	—	53,784
Inventories	—	13,976	1,654	—	15,630
Prepaids and other assets	—	10,255	4,787	—	15,042
Deferred tax assets	—	6,429	(51)	—	6,378
Total current assets	—	133,865	14,025	—	147,890
Investments	—	17,687	—	—	17,687
Property and equipment, net	—	1,111,404	129,173	—	1,240,577
Notes receivable, net of allowances	—	1,917	630	—	2,547
Goodwill	—	272,000	—	—	272,000
Intangibles, net	—	61,796	1,467	—	63,263
Investment in subsidiaries	270,056	—	—	(270,056)	—
Intercompany receivables	666,328	—	61,261	(727,589)	—
Other assets	15,891	20,115	959	—	36,965
TOTAL ASSETS	$952,275	$1,618,784	$207,515	$(997,645)	$1,780,929
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	—	9,533	1,662	—	11,195
Membership deposits—current portion	—	31,222	20,482	—	51,704
Accounts payable	2,141	20,595	1,101	—	23,837
Accrued expenses	4,754	21,902	425	—	27,081
Accrued taxes	—	28,592	6,083	—	34,675
Other liabilities	—	50,280	3,426	—	53,706
Total current liabilities	6,895	162,124	33,179	—	202,198
Intercompany payables	—	653,993	73,596	(727,589)	—
Long-term debt	725,000	10,562	36,517	—	772,079
Membership deposits	—	160,028	51,596	—	211,624
Deferred tax liability	—	234,638	9,934	—	244,572
Other liabilities	—	114,776	4,651	—	119,427
Total liabilities	731,895	1,336,121	209,473	(727,589)	1,549,900
Commitments and contingencies (see Note 13)
EQUITY (DEFICIT)
Common stock, $1.00 par value, 1,000 shares authorized,issued and outstanding at December 28, 2010	1	—	—	—	1
Additional paid-in capital	211,118	231,154	—	(231,154)	211,118
Accumulated other comprehensive loss	(2,520)	(2,432)	(88)	2,520	(2,520)
Retained earnings (deficit)	11,781	47,660	(6,238)	(41,422)	11,781
Total stockholders’ equity (deficit):	220,380	276,382	(6,326)	(270,056)	220,380
Noncontrolling interests in consolidated subsidiaries	—	6,281	4,368	—	10,649
Total equity (deficit)	220,380	282,663	(1,958)	(270,056)	231,029
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$952,275	$1,618,784	$207,515	$(997,645)	$1,780,929

Unaudited Consolidating Condensed Statements of Cash Flows

For the Twenty-Four Weeks Ended June 14, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$(3,251)	28,317	$7,949	$—	33,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,305)	(900)	—	(18,205)
Acquisitions	—	(18,776)	—	—	(18,776)
Proceeds from dispositions	—	115	153	—	268
Net change in restricted cash and capital reserve funds	—	237	—	—	237
Net intercompany transactions	4,039	—	—	(4,039)	—
Net cash used in investing activities	4,039	(35,729)	(747)	(4,039)	(36,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(775)	(3,848)	(675)	—	(5,298)
Debt issuance costs	(13)	—	(1)	—	(14)
Net intercompany transactions	—	(284)	(3,755)	4,039	—
Change in membership deposits	—	813	28	—	841
Net cash used in financing activities	(788)	(3,319)	(4,403)	4,039	(4,471)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(861)	—	(861)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(10,731)	1,938	—	(8,793)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	51,994	4,537	—	56,531
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$41,263	$6,475	$—	$47,738

Cash and cash equivalents
Continuing operations	$—	$41,263	$6,475	$—	$47,738
Discontinued Non-Core Entities	$—	$—	$—	$—	$—

Unaudited Consolidating Condensed Statements of Cash Flows

For the Twenty-Four Weeks Ended June 15, 2010

(In thousands of dollars)

	Guarantor	NonGuarantor	Consolidating	Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	44,111	$6,044	$—	50,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,501)	(305)	—	(15,806)
Acquisitions	—	—	—	—
Proceeds from dispositions	1,953	9	—	1,962
Net change in restricted cash and capital reserve funds	(1,007)	(3)	—	(1,010)
Proceeds from notes receivable	14,000	—	—	14,000
Net cash used in investing activities	(555)	(299)	—	(854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(24,415)	(485)	—	(24,900)
Debt issuance costs	—	—	—	—
Distribution to noncontrolling interests	—	(416)	—	(416)
Change in membership deposits	437	(40)	—	397
Net intercompany transactions	(2,461)	(3,736)	6,197	—
Net cash used in financing activities	(26,439)	(4,677)	6,197	(24,919)
CASH FLOWS FROM DISCONTINUED NON-CORE ENTITIES:
Net cash provided by operating activities of discontinued Non-Core Entities	—	860	—	860
Net cash used in investing activities of discontinued Non-Core Entities	—	(2,942)	—	(2,942)
Net cash provided by financing activities of discontinued Non-Core Entities	—	2,014	(6,197)	(4,183)
Net cash used in discontinued Non-Core Entities	—	(68)	(6,197)	(6,265)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(316)	—	(316)
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,117	684	—	17,801
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	66,845	7,119	—	73,964
CASH AND CASH EQUIVALENTS - END OF PERIOD	$83,962	$7,803	$—	$91,765

Cash and cash equivalents
Continuing operations	$83,962	$7,474	$—	$91,436
Discontinued Non-Core Entities	$—	$329	$—	$329

15. RELATED PARTY TRANSACTIONS

During 2009, we recorded a note receivable due in 2012 of $14.0 million from the sale of a business, sports and alumni club to an affiliate of KSL. The note was repaid in June 2010. We realized $0.3 million and $0.5 million in interest related to this note in the twelve and twenty-four weeks ended June 15, 2010.

We paid KSL management fees of approximately $0.3 million and $0.5 million during the twelve and twenty-four weeks ended June 14, 2011, respectively, and $0.3 million and $0.5 million during the twelve and twenty-four weeks ended June 15, 2010, respectively.

As of June 14, 2011 and December 28, 2010, we had receivables of $0.3 million and $0.3 million, respectively, for outstanding advances from golf and business club ventures in which we had an equity method investment. We received $0.1 million and $0.3 million in the twelve and twenty-four weeks ended June 14, 2011, respectively, and $0.1 million and $0.2 million in the twelve and twenty-four weeks ended June 15, 2010, respectively in management fees from these ventures. As of June 14, 2011 and December 28, 2010, we had a receivable of $1.3 million and $1.8 million, respectively, for volume rebates from the supplier firm in which we have an equity method investment. See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements (other than statements of historical facts) in this Quarterly Report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following:

•                  adverse conditions affecting the United States economy;

•                  our ability to attract and retain club members;

•                  increases in the level of competition we face;

•                  changes in consumer spending patterns, particularly with respect to demand for products and services;

•                  impairments to the suitability of our club locations;

•                  regional disruptions such as power failures, natural disasters or technical difficulties in any of the major areas in which we operate;

•                  unusual weather patterns, extreme weather events and periodic and quasi periodic weather patterns, such as the El Nino/La Nina Southern Oscillation;

•                  seasonality of demand for our services and facilities usage;

•                  the loss of members of our management team or key employees;

•                  increases in the cost of labor;

•                  increases in other costs, including costs of goods, rent, utilities and taxes;

•                  material cash outlays required in connection with refunds of membership initiation deposits;

•                  decreasing values of our investments;

•                  illiquidity of real estate holdings;

•                  timely, costly and unsuccessful development and redevelopment activities at our properties;

•                  unsuccessful or burdensome acquisitions or divestitures;

•                  restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•                  insufficient insurance coverage and uninsured losses;

•                  accidents or injuries which occur at our properties;

•                  adverse judgments or settlements;

•                  pension plan liabilities;

•                  our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•                  future environmental regulation, expenditures and liabilities;

•                  changes in or failure to comply with laws and regulations relating to our business and properties;

•                  failure to comply with privacy regulations or maintain the integrity of internal customer data;

•                  sufficiency and performance of the technology we own or license;

•                  write-offs of goodwill;

•                  cancellation of certain indebtedness will result in cancellation of indebtedness income;

•                  risks related to tax examinations by the Internal Revenue Service;

•                  the ownership of a majority of our equity by a single shareholder;

•                  our substantial indebtedness, which may adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and could divert our cash flows from operations for debt payments;

•                  our need to generate cash to service our indebtedness;

•                  the incurrence by us or our subsidiaries of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•                  restrictions in our debt agreements that limit our flexibility in operating our business; and

•                  other factors detailed herein and in the prospectus (the “Prospectus”) included in our Registration Statement on Form S-4, as amended (Registration No. 333-17327).

All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements included herein. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require us to do so.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this report, and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Prospectus.

ClubCorp Formation

ClubCorp Club Operations, Inc. (“ClubCorp”) is a holding company that was formed on November 30, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”) for the purpose of operating and managing golf, country, business, sports and alumni clubs.

Prior to November 30, 2010, CCI was a holding company that through its subsidiaries owned and operated golf, country, business, sports and alumni clubs, two full-service resorts and certain other equity and realty interests. The two full service resorts and certain other equity, realty and future royalty interests are referred to as the “Non-Core Entities.” ClubCorp decided to sell the Non-Core Entities to allow management to concentrate on our core business of golf, country, business, sports and alumni clubs. On November 30, 2010, the following transactions occurred (the “ClubCorp Formation”) which were structured to complete the contribution of the golf, country, business, sports and alumni clubs into ClubCorp. A summary of the transactions relevant to ClubCorp are described below:

•                  Fillmore CCA Holdings, Inc. (“Fillmore Inc.”) formed two wholly owned subsidiaries, ClubCorp and CCA Club Operations Holdings, LLC (“Parent”), and transferred its interests through a contribution of 100% of the stock of CCI to ClubCorp.

•                  Investment vehicles controlled by KSL Capital Partners, LLC (“KSL”) contributed $260.5 million as equity capital to ClubCorp.

•                  Fillmore Inc. reincorporated in Nevada through a merger into a newly formed Nevada corporation, ClubCorp Holdings, Inc. (“Holdings”), with Holdings as the surviving entity. CCI merged into ClubCorp USA, Inc. (“CCUSA”), with CCUSA surviving as a wholly-owned subsidiary of ClubCorp.

•                  ClubCorp issued and sold $415.0 million of unsecured notes and entered into our new secured credit facilities which are comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities.

•                  ClubCorp sold its Non-Core Entities to affiliates of KSL.

•                  ClubCorp repaid a portion of the loans under its then existing secured credit facilities. The lenders under such facilities forgave the remaining $342.3 million of debt owed under such facilities and such facilities were terminated.

•                  ClubCorp settled certain balances owed to affiliates of KSL.

Overview

We are one of the largest owners and managers of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes over 147,000 memberships and 360,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. As of June 14, 2011, we owned or operated 101 golf and country clubs and 53 business, sports and alumni clubs in 25 states, the District of Columbia and two foreign countries. We believe that our expansive network of clubs and our focus on facilities, recreation and social programming enhances our ability to attract members across a number of demographic groups.

Discontinued Non-Core Entities

In connection with the ClubCorp Formation, ClubCorp sold its Non-Core Entities to affiliates of KSL. The financial results of such entities are presented as discontinued Non-Core Entities.

Factors Affecting our Business

A significant percentage of our revenues are derived from membership dues, and these dues together with the geographic diversity of our clubs, help to provide us with a recurring revenue base that limits the impact of fluctuations in regional economic conditions. The economic environment in the past three years has negatively impacted our business and the private club industry generally, resulting in declines in revenues due to decreased membership and overall visitation and usage. Additionally, in December 2010, we ceased operating the Nashville City Club in Nashville, Tennessee and the Renaissance Club in Detroit, Michigan (however, members of the former Renaissance Club remain members of Skyline Club also in Detroit, Michigan), and we ceased operating First City Club in Savannah, Georgia in February 2011. However, we believe our efforts to position our clubs as focal points for their local communities with offerings that appeal to the entire family of our members have created increased member loyalty which has mitigated attrition rates in our membership base compared to the industry as a whole. We also actively manage our variable costs and focus on labor productivity to maintain profit margins and drive financial performance. We believe the strength of our clubs and the stability of our membership will enable us to maintain our position as an industry leader in the future.

We are in the business of private club ownership and management and, as one of the largest operators of private clubs in the world; we enjoy economies of scale and a leadership position. Going forward we will continue to strategically expand and upgrade our portfolio. In June 2011, we acquired three golf and country clubs in the Long Island area of New York. In fiscal year 2010, we opened a new alumni club at Texas Tech University in Lubbock, Texas and acquired Country

Club of the South outside Atlanta, Georgia. Additionally, our targeted capital investment program is expected to yield positive financial results as we upgrade our facilities to improve our members experience and the appearance of our private club product. In addition to renovations made at our clubs, we are in the process of updating our website and member relationship management systems.

Enrollment and Retention of Members

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Although we devote substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond our control. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, operating results and financial position. We have various programs at our clubs targeted at decreasing our future attrition rate by increasing member satisfaction and usage. These programs take a proactive approach to getting current and newly enrolled members involved in activities and groups that go beyond the physical club, in addition to granting members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities.

Industry and Demographic Trends

The golf industry is characterized by varied ownership structures, including properties owned by corporations, member equityholders, developers, municipalities and others. Data from the National Golf Foundation shows that since 2006, golf industry supply has declined indicating the industry is still overcoming a supply and demand imbalance caused by a dramatic increase in the number of facilities in the 1990s. According to the National Golf Foundation, 2010 represented the fifth consecutive year in which facility closures outnumbered openings with 75 net 18-hole equivalent golf facility closures.

We believe that the golf industry overall will benefit as baby boomers (individuals born between 1946 and 1964) enter the peak leisure phase of their lives. According to publications by the National Golf Foundation, the private golf club industry captures a more affluent segment of baby boomers than the industry as a whole. Members of the baby-boomer generation are currently in transition from their professional peak earning years and will soon begin retiring at an unprecedented rate with the first wave of baby boomers reaching the age of 65 in 2011. According to the U.S. Census Bureau, there will be a projected 18% increase in the U.S. population aged 55 to 64 from 2010 through 2020. Data from the Congressional Budget Office and Federal Reserve indicate that baby-boomer households own more than 50 percent of the value of all outstanding financial assets in the U.S. financial market. As a result, the aging of the baby-boomer generation also has potentially favorable implications for the golf industry as the greatest number of rounds played occurs in the 65 and over age category of golfers, based on data collected by the National Golf Foundation.

Seasonality of Demand; Fluctuations in Quarterly Results

Our quarterly results fluctuate as a result of a number of factors. Usage of our country club and golf facilities declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business clubs typically generate a greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 or 17 weeks of operations and the first, second and third fiscal quarters each consist of 12 weeks. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods.

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, cold or rainy weather in a given region can be expected to reduce our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the region impacted. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage. A severe drought affecting a large number of properties could materially adversely affect our business and results of operations.

Implications of the ClubCorp Formation

Our future operating results and financial condition will be impacted by the ClubCorp Formation. As a result of the ClubCorp Formation in November 2010, we began incurring increased interest expense as a result of higher aggregate interest rates on our outstanding indebtedness. In addition, our taxpayer status has changed due to taxable gains triggered by the ClubCorp Formation that utilized our net operating loss carryforwards.

Basis of Presentation

Total revenues recorded in our two principle business segments (1) golf and country clubs and (2) business, sports and alumni clubs are comprised mainly of revenues from membership dues, food and beverage operations, golf operations and membership upgrade products. Operating costs and expenses recorded in our two principle business segments primarily consist of labor expenses, food and beverage costs, golf course maintenance costs and general and administrative costs.

Other operations not allocated to our two principle business segments are comprised primarily of income from arrangements with third parties for access privileges, expenses associated with corporate overhead, shared services and intercompany eliminations made in the consolidation between these other operations and our two principle business segments.

We offer a network of products, services and amenities through membership upgrades that provide access to our extensive network of clubs and leverage our alliances with other clubs, facilities and properties. For example, our reciprocal access program allows our members, for incremental monthly dues, to have access to our network of clubs in certain geographical areas, which is arranged by our in-house travel concierge. The membership upgrade revenues associated with our network of clubs are recorded in the two principle business segments (1) golf and country clubs and (2) business, sports and alumni clubs. The membership upgrade revenues associated with access privileges to third party clubs, facilities and properties are recorded in other operations.

We evaluate segment performance and allocate resources based on Segment EBITDA for each segment. We consider Segment EBITDA an important indicator of our operational strength and performance of our business. We have included Segment EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements and (ii) internally measure our operating performance. Segment EBITDA is defined as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, loss on disposal and impairment of assets, depreciation and amortization, translation gain and loss, proceeds from business interruption insurance, severance payments, the negative EBITDA impact related to estimated settlement for unclaimed property accrued during fiscal year 2009, fees and expenses paid to an affiliate of KSL and amortization of fair value adjustments in investments in joint ventures. Segment EBITDA for all periods presented has been calculated using this definition. Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similar titled measures reported by other companies.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third quarters each consist of twelve weeks while our fourth quarter consists of 16 or 17 weeks.

The following table presents our financial operating results as a percent of our total revenues for the periods indicated.

	Twelve Weeks Ended				Twenty-four Weeks Ended
Consolidated Condensed Statement of Operations	June 14, 2011	% of Revenue	June 15, 2010	% of Revenue	June 14, 2011	% of Revenue	June 15, 2010	% of Revenue
	(dollars in thousands)
Club operations	$125,012	70.14%	$122,389	70.67%	$232,860	72.08%	$228,040	72.61%
Food and beverage	52,513	29.46%	50,219	29.00%	88,619	27.43%	84,848	27.02%
Other revenues	699	0.39%	568	0.33%	1,564	0.48%	1,182	0.38%
Total revenues	178,224		173,176		323,043		314,070
Direct and selling, general, and administrative expenses:
Club operating costs exclusive of depreciation	111,316	62.46%	110,140	63.60%	208,604	64.57%	207,504	66.07%
Cost of food and beverage sales exclusive of depreciation	16,148	9.06%	15,435	8.91%	28,484	8.82%	26,969	8.59%
Depreciation and amortization	20,735	11.63%	21,595	12,47%	41,915	12.98%	42,873	13.65%
Provision for doubtful accounts	686	0.38%	316	0.18%	1,542	0.48%	1,579	0.50%
Loss on disposals/acquisitions of assets	2,677	1.50%	77	0.04%	4,872	1.51%	186	0.06%
Selling, general and administrative	12,091	6.78%	8,148	4.71%	21,086	6.53%	16,119	5.13%
Operating income from continuing operations	14,571	8.18%	17,465	10.09%	16,540	5.12%	18,840	6.00%
Interest and investment income	33	0.02%	319	0.18%	66	0.02%	616	0.20%
Equity in earnings from unconsolidated ventures	199	0.11%	618	0.36%	458	0.14%	707	0.23%
Interest expense	(19,707)	–11.06%	(12,761)	–7.37%	(39,689)	–12.29%	(25,348)	–8.07%
Change in fair value of interest rate cap agreements	(41)	–0.02%	(643)	–0.37%	(116)	–0.04%	(3,153)	–1.00%
Other income	866	0.49%	918	0.53%	1,727	0.53%	1,827	0.58%
(Loss) income before income taxes	(4,079)	–2.29%	5,916	3.42%	(21,014)	–6.51%	(6,511)	–2.07%
Income tax benefit (expense)	1,647	0.92%	(1,773)	–1.02%	7,856	2.43%	1,565	0.50%
(Loss) income from continuing operations	(2,432)	–1.36%	4,143	2.39%	(13,158)	–4.07%	(4,946)	–1.57%
Loss from discontinued clubs, net of income tax benefit of $14, $6, $78 and $9 for the twelve weeks ended June 14, 2011 and June 15, 2010 and the twenty-four weeks ended June 14, 2011 and June 15, 2010, respectively	(29)	–0.02%	(129)	–0.07%	(159)	–0.05%	(198)	–0.06%
Loss from discontinued Non-Core Entities, net of income tax expense of $(897) and $(2,507) for the twelve weeks and twenty-four weeks ended June 15, 2010, respectively	—	0.00%	(3,087)	–1.78%	—	0.00%	(8,340)	–2.66%
Net (loss) income	(2,461)	–1.38%	927	0.54%	(13,317)	–4.12%	(13,484)	–4.29%
(Loss) income attributable to noncontrolling interests	(302)	–0.17%	1,032	0.60%	(261)	–0.08%	5,482	1.75%
(Loss) income attributable to ClubCorp	$(2,763)	–1.55%	$1,959	1.13%	$(13,578)	–4.20%	$(8,002)	–2.55%

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management includes the average expected life of an active membership used to amortize initiation fees and deposits, our weighted average borrowing rate used to accrete membership initiation deposit liability, and inputs for impairment testing of goodwill, intangibles and long-lived assets. For additional information about our critical accounting policies and estimates, see the disclosure included in the Prospectus.

Results of Operations

Comparison of the Twelve Weeks Ended June 14, 2011 and June 15, 2010

The following table presents key financial information derived from our consolidated condensed statement of operations for the twelve weeks ended June 14, 2011 and June 15, 2010. References in the financial tables to percentage changes that are not meaningful are denoted by “NM”:

	Twelve Weeks Ended
	Jun. 14, 2011	Jun. 15, 2010	Change	% Change
	(dollars in thousands)
Total revenues	$178,224	$173,176	$5,048	2.9%
Club operating costs and expenses exclusive of depreciation(1)	128,150	125,891	2,259	1.8%
Depreciation and amortization	20,735	21,595	(860)	–4.0%
Loss on disposals of assets	2,677	77	2,600	NM
Selling, general and administrative expenses	12,091	8,148	3,943	48.4%
Operating income from continuing operations	14,571	17,465	(2,894)	–16.6%
Interest and investment income	33	319	(286)	–89.7%
Equity in earnings from unconsolidated ventures	199	618	(419)	–67.8%
Interest expense	(19,707)	(12,761)	6,946	54.4%
Change in fair value of interest rate cap agreements	(41)	(643)	602	93.6%
Other income	866	918	(52)	–5.7%
(Loss) income before income taxes	(4,079)	5,916	(9,995)	–168.9%
Income tax benefit (expense)	1,647	(1,773)	3,420	192.9%
(Loss) income from continuing operations	$(2,432)	$4,143	$(6,575)	–158.7%

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $178.2 million increased $5.0 million, or 2.9%, for the twelve weeks ended June 14, 2011 compared to the twelve weeks ended June 15, 2010 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $4.0 million, or 3.0%, of which $2.3 million is attributable to a new country club acquired in June 2010 and three new golf and country clubs acquired in June 2011. The remaining golf and country club revenues increase is primarily due to increases in membership revenues and golf operations revenues from merchandise sales.  Additionally, business, sports and alumni clubs revenues increased $1.1 million primarily due to an increase in private party revenues.

Club operating costs and expenses increased $2.3 million, or 1.8%, for the twelve weeks ended June 14, 2011 compared to the twelve weeks ended June 15, 2010, of which $1.7 million is attributable to a new country club acquired in June 2010 and three new golf and country clubs acquired in June 2011. The remaining increase of $0.6 million is primarily due to increased labor and cost of goods sold associated with increased revenue.

Loss on disposal of assets for the twelve weeks ended June 14, 2011 was comprised primarily of asset retirements. Loss on disposal of assets for the twelve weeks ended June 15, 2010 was comprised of asset retirements offset by eminent domain proceeds received from a county of $1.5 million. The increase in asset retirements is due to an unusually small loss on disposal of assets in the twelve weeks ended June 15, 2010. In 2009, to control costs during the economic downturn, management delayed spending on large club renovation projects until 2010. As these club renovations that began in 2010 have been completed in 2011, the older assets have been retired and we have seen an increase in loss on disposal of assets.

Selling, general and administrative expenses increased $3.9 million, or 48.4%, for the twelve weeks ended June 14, 2011 compared to the twelve weeks ended June 15, 2010 primarily due to increased professional fees in connection with becoming a public filer with the Securities and Exchange Commission and legal, professional and other costs incurred in connection with the acquisition of three new golf and country clubs in June 2011.  Additionally, there were increased labor costs related to the transition and centralization of club functions to a corporate function, which resulted in an increase in selling, general and administrative expenses and an offsetting decrease in labor costs reported in Club operating costs and expenses.

Interest expense increased $6.9 million, or 54.4%, for the twelve weeks ended June 14, 2011 compared to the twelve weeks ended June 15, 2010 due to higher interest rates on our senior notes issued, and loans under our senior secured credit facility entered into in November 2010, compared to the interest rates applicable to the loans under our prior credit facility partially offset by lower principle amounts.

Income tax benefit for the twelve weeks ended June 14, 2011 increased $3.4 million, or 192.9%, compared to the twelve weeks ended June 15, 2010.  The increase was driven primarily by a $10.0 million decrease in pre-tax income. The effective tax rates were 40.4% and 30.0% for the twelve weeks ended June 14, 2011 and the twelve weeks ended June 15, 2010, respectively.  For the twelve weeks ended June 14, 2011, the effective tax rate differed from the statutory federal tax rate primarily due to state taxes, including changes in state valuation allowances, and foreign income taxes. For the twelve weeks ended June 15, 2010, the effective tax rate differed from the statutory federal tax rate primarily due to state taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended June 14, 2011 and June 15, 2010:

	Twelve Weeks Ended
	Jun. 14, 2011	Jun. 15, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period	101	97
Total revenues	$136,895	$132,927	$3,968	3.0%
Segment EBITDA from continuing operations	40,420	39,549	871	2.2%

Total revenues for golf and country clubs increased $4.0 million, or 3.0%, for the twelve weeks ended June 14, 2011 compared to the twelve weeks ended June 15, 2010 primarily due to increases in membership revenues and golf operations revenues, as well as $2.3 million in revenues attributable one new country club acquired in June 2010 and three new golf and country clubs acquired in June 2011. Although overall membership declined 0.3% from the second quarter of 2010, golf memberships increased 0.2% for the same period resulting in increased membership revenues due primarily to a shift to a higher dues paying member category. The increase in golf operations revenues is driven by increased revenues from merchandise sales, which increased 9.0% compared to the same period in 2010.

Segment EBITDA increased $0.9 million, or 2.2%, for the twelve weeks ended June 14, 2011 compared to the twelve weeks ended June 15, 2010, of which $0.6 million is attributable to new golf and country clubs. The remaining increase is primarily due to the increase in revenues, partially offset by a related increase in operating costs and expenses. Segment EBITDA margin decreased 30 basis points for the twelve weeks ended June 14, 2011 to 29.5% compared to 29.8% for the twelve weeks ended June 15, 2010 primarily due to an increase in lower margin merchandise revenues offset by an increase in higher margin membership revenues.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended June 14, 2011 and June 15, 2010:

	Twelve Weeks Ended
	Jun. 14, 2011	Jun. 15, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period	53	55
Total revenues	$41,962	$40,854	$1,108	2.7%
Segment EBITDA from continuing operations	8,184	8,109	75	0.9%

Total revenues for business, sports and alumni clubs increased $1.1 million, or 2.7%, for the twelve weeks ended June 14, 2011 compared to the twelve weeks ended June 15, 2010 primarily due to an increase in food and beverage revenues. Food and beverage revenues increased 5.7% primarily as a result of increased private party revenues, which increased 7.0% primarily due to an increase in revenues from corporate private party events.

Segment EBITDA increased $0.1 million, or 0.9%, for the twelve weeks ended June 14, 2011 compared to the twelve weeks ended June 15, 2010 primarily due to the increase in revenues, partially offset by a related increase in operating costs and expenses. Segment EBITDA margin decreased 40 basis points for the twelve weeks ended June 14, 2011 to 19.5% compared to 19.9% for the twelve weeks ended June 14, 2010 due to an increase in lower margin private party food and beverage revenues.

Comparison of the Twenty-Four Weeks Ended June 14, 2011 and June 15, 2010

The following table presents key financial information derived from our consolidated condensed statement of operations for the twenty-four weeks ended June 14, 2011 and June 15, 2010. References in the financial tables to percentage changes that are not meaningful are denoted by “NM”:

	Twenty-Four Weeks Ended
	Jun. 14, 2011	Jun. 15, 2010	Change	% Change
	(dollars in thousands)
Total revenues	$323,043	$314,070	$8,973	2.9%
Club operating costs and expenses exclusive of depreciation(1)	238,630	236,052	2,578	1.1%
Depreciation and amortization	41,915	42,873	(958)	-2.2%
Loss on disposals of assets	4,872	186	4,686	NM
Selling, general and administrative expenses	21,086	16,119	4,967	30.8%
Operating income from continuing operations	16,540	18,840	(2,300)	-12.2%
Interest and investment income	66	616	(550)	-89.3%
Equity in earnings from unconsolidated ventures	458	707	(249)	-35.2%
Interest expense	(39,689)	(25,348)	14,341	56.6%
Change in fair value of interest rate cap agreements	(116)	(3,153)	3,037	96.3%
Other income	1,727	1,827	(100)	-5.5%
Loss before income taxes	(21,014)	(6,511)	(14,503)	-222.7%
Income tax benefit	7,856	1,565	6,291	402.0%
Loss from continuing operations	$(13,158)	$(4,946)	$(8,212)	-166.0%

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $323.0 million increased $9.0 million, or 2.9%, for the twenty-four weeks ended June 14, 2011 compared to the twenty-four weeks ended June 15, 2010 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $8.0 million, or 3.4%, of which $3.7 million is attributable to a new country club acquired in June 2010 and three new golf and country clubs acquired in June 2011. The remaining golf and country club revenues increase is primarily due to increases in golf operations driven by improved weather in the first quarter of 2011 compared to the first quarter of 2010 and member programs driving increased usage.  Additionally, there was an increase in merchandise revenues which further drove the increase in golf operations revenues. Business, sports and alumni revenues increased $1.2 million primarily due to an increase in private party revenues.

Club operating costs and expenses increased $2.6 million, or 1.1%, for the twenty-four weeks ended June 14, 2011 compared to the twenty-four weeks ended June 15, 2010. Club operating costs and expenses attributable to a new country club acquired in June 2010 and three new golf and country clubs acquired in June 2011 were $3.1 million. This increase was offset by a decrease of $0.5 million primarily due to a decrease in foreign currency transaction gains and losses partially offset by an increase in labor and cost of goods sold associated with increased revenue.

Loss on disposal of assets for the twenty-four weeks ended June 14, 2011 was comprised primarily of asset retirements. Loss on disposal of assets for the twenty-four weeks ended June 15, 2010 was comprised of asset retirements offset by eminent domain proceeds received from a county of $1.5 million. The increase in asset retirements is due to an unusually small loss on disposal of assets in the twenty-four weeks ended June 15, 2010. In 2009, to control costs during the economic downturn, management delayed spending on large club renovation projects until 2010. As these club renovations that began in 2010 have been completed in 2011, the older assets have been retired and we have seen an increase in loss on disposal of assets.

Selling, general and administrative expenses increased $5.0 million, or 30.8%, for the twenty-four weeks ended June 14, 2011 compared to the twenty-four weeks ended June 15, 2010 primarily due to increased professional fees in connection with becoming a public filer with the Securities and Exchange Commission and legal, professional and other costs incurred in connection with the acquisition of three new golf and country clubs in June 2011.  Additionally, there were increased labor costs related to the transition and centralization of club functions to a corporate function, which resulted in an increase in selling, general and administrative expenses and an offsetting decrease in labor costs reported in Club operating costs and expenses.

Interest expense increased $14.3 million, or 56.6%, for the twenty-four weeks ended June 14, 2011 compared to the twenty-four weeks ended June 15, 2010 due to higher interest rates on our senior notes issued, and the loans under our senior secured credit facility entered into in November 2010, compared to the interest rates applicable to the loans under our prior credit facility partially offset by lower principle amounts.

Income tax benefit for the twenty-four weeks ended June 14, 2011 increased $6.3 million, or 402.0%, compared to the twenty-four weeks ended June 15, 2010.  The increase was driven primarily by a $14.5 million decrease in pre-tax income. The effective tax rates were 37.4% and 24.0% for the twenty-four weeks ended June 14, 2011 and the twenty-four weeks ended June 15, 2010, respectively.  For the twenty-four weeks ended June 14, 2011, the effective tax rate differed from the statutory federal tax rate primarily due to state taxes, including changes in state valuation allowances, and foreign income taxes. For the twenty-four weeks ended June 15, 2010, the effective tax rate differed from the statutory federal tax rate primarily due to state taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twenty-four weeks ended June 14, 2011 and June 15, 2010:

	Twenty-Four Weeks Ended
	Jun. 14, 2011	Jun. 15, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period	101	97
Total revenues	$244,929	$236,903	$8,026	3.4%
Segment EBITDA from continuing operations	68,037	65,023	3,014	4.6%

Total revenues for golf and country clubs increased $8.0 million, or 3.4%, for the twenty-four weeks ended June 14, 2011 compared to the twenty-four weeks ended June 15, 2010 of which $3.7 million is attributable to a new country club acquired in June 2010 and three new golf and country clubs acquired in June 2011. The remaining increase of $4.3 million is due to increases in golf operations and membership revenues. The increase in golf operations is driven by a 2.9% increase in golf rounds resulting in increased member spend, including an increase in revenues from merchandise sales.  The increase in golf rounds was primarily attributable to improved weather in the first quarter of 2011 compared to the first quarter of 2010, as well as membership programs which increased usage. Merchandise revenues increased 10.7% compared to the same period in 2010. Although overall membership declined 0.3% from the second quarter of 2010, golf memberships increased 0.2% for the same period resulting in increased membership revenues due primarily to a shift to a higher dues paying member category.

Segment EBITDA increased $3.0 million, or 4.6%, for the twenty-four weeks ended June 14, 2011 compared to the twenty-four weeks ended June 15, 2010, of which $0.6 million is attributable to new golf and country clubs. The remaining increase is primarily due to the increase in revenues, partially offset by a related increase in operating costs and expenses. Segment EBITDA margin increased 30 basis points for the twenty-four weeks ended June 14, 2011 to 27.8% compared to 27.5% for the twenty-four weeks ended June 15, 2010 primarily due to an increase in higher margin membership revenues and revenues from golf cart and greens fees offset by an increase in lower margin merchandise revenues.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twenty-four weeks ended June 14, 2011 and June 15, 2010:

	Twenty-Four Weeks Ended
	Jun. 14, 2011	Jun. 15, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period	53	55
Total revenues	$80,034	$78,839	$1,195	1.5%
Segment EBITDA from continuing operations	12,978	13,372	(394)	–2.9%

Total revenues for business, sports and alumni clubs increased $1.2 million, or 1.5%, for the twenty-four weeks ended June 14, 2011 compared to the twenty-four weeks ended June 15, 2010 primarily due to an increase in food and beverage revenues offset by a decrease in membership dues. Food and beverage revenues increased 5.4% primarily as a result of increased private party revenues, which increased 7.0% primarily due to an increase in revenues from corporate private party events. Membership dues decreased 1.4% due to a decline in overall membership count of 1.7% as compared to June 14, 2010, offset by higher average monthly dues per member. Although memberships declined, we saw an improvement in the rate of decline in membership revenues in the first and second quarters of 2011 compared to the first and second quarters of 2010. Member referral programs offered in 2010 that provided dues discounts to referring members began expiring in the first quarter of 2011 and contributed to the increase in average dues per member.

Segment EBITDA decreased $0.4 million, or 3.0%, for the twenty-four weeks ended June 14, 2011 compared to the twenty-four weeks ended June 15, 2010 and Segment EBITDA margin decreased 80 basis points for the twenty-four weeks ended June 14, 2011 to 16.2% compared to 17.0% for the twenty-four weeks ended June 14, 2010 due to the decline in higher margin dues revenues offset by the increase in lower margin food and beverage revenues.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our properties, fund expansions at our properties, make distributions to our equityholders and be poised for external growth in the marketplace. Our cash position decreased $8.8 million to $47.7 million as of June 14, 2011 compared to $56.5 million as of December 28, 2010. The primary reason for the decrease was cash used to acquire three golf and country clubs in June 2011 and the spend of discretionary capital to expand and improve our existing properties offset by cash provided by operations.

Historically, we have financed our operations and cash needs primarily through cash flows from operations and debt. We anticipate using our cash reserves and cash flows from operations in 2011 principally to fund planned capital maintenance, improvements and expansions of existing facilities, club acquisitions and repay debt. Based on our current projections, we believe our current assets and cash flows from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as to support our anticipated capital expenditures and debt service.

Cash Flows from Operating Activities

Our cash flows from operations decreased $17.2 million to $33.0 million for the twenty-four weeks ended June 14, 2011 compared to $50.2 million for the twenty-four weeks ended June 15, 2010 primarily due to increased income tax and interest payments. Our income tax payments for the twenty-four weeks ended June 14, 2011 were $11.3 million higher than our income tax payments for the comparable period in 2010 due to taxable income in 2010 related to the ClubCorp Formation compared to a net loss in 2009. Our interest payments for the twenty-four weeks ended June 14, 2011 were $9.6 million higher than our interest payments for the comparable period in 2010 as a result of higher interest rates on our senior notes issued and the loans under our senior secured credit facility entered into in November 2010 compared to the interest rates applicable to the loans under our prior credit facility.

Cash Flows used in Investing Activities

Our cash flows used in investing activities increased $35.6 million to $36.5 million for the twenty-four weeks ended June 14, 2011 compared to $0.9 million for the twenty-four weeks ended June 15, 2010. During the twenty-four weeks ended June 14, 2011, we used $18.2 million for improving and expanding our existing properties and $18.8 million on the acquisition of three golf and country clubs in June 2011. During the twenty-four weeks ended June 15, 2010, we used $15.8 million for improving and expanding our existing properties and collected $14.0 million on a note receivable from an affiliate of KSL.

Cash Flows used in Financing Activities

Our cash flows used in financing activities decreased $20.4 million to $4.5 million for the twenty-four weeks ended June 14, 2011 compared to $24.9 million for the twenty-four weeks ended June 15, 2010. Cash used in financing activities relates primarily to transactions related to our debt. During the twenty-four weeks ended June 14, 2011, we decreased our debt by $5.3 million. During the twenty-four weeks ended June 15, 2010, we decreased our debt by $24.9 million.

Our cash and cash equivalents excluding discontinued Non-Core Entities decreased by $8.8 million in the twenty-four weeks ended June 14, 2011 and increased by $24.1 million in the twenty-four weeks ended June 15, 2010.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the twenty-four weeks ended June 14, 2011 and June 15, 2010, we spent approximately $9.6 million and $8.9 million, respectively, in maintenance. We anticipate spending approximately $18.3 million in capital expenditures to maintain our facilities in the remaining periods in fiscal year 2011.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $27.3 million and $6.9 million for the twenty-four weeks ended June 14, 2011 and June 15, 2010, respectively. We anticipate spending an additional $12.2 million in the remaining periods in fiscal year 2011 for expansion and improvement projects we feel have a high potential for return on investment. This amount could increase if acquisition opportunities are identified that fit our strategy to expand our business through select acquisitions.

Debt

Senior Secured Debt

2010 Senior Secured Credit Facility—On November 30, 2010, we entered into a senior secured credit facility with Citigroup, as administrative agent, which is comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. As of June 14, 2011, we had $17.3 million of standby letters of credit outstanding and $32.7 million remaining available for borrowing under the revolving credit facility.

As of June 14, 2011, we were in compliance with all covenants under the senior secured credit facility.

The credit agreement governing the senior secured credit facility contains covenants that require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis as shown in the following table:

	2011	2012	2013	2014	2015	2016 and Thereafter
Financial ratios:
Total adjusted debt to Adjusted EBITDA(1) (“Total Leverage Ratio”)
Less than:	6.55x	6.15x	5.35x	4.75x	4.50x	4.00x
Adjusted EBITDA(1) to total adjusted interest expense (“Interest Coverage Ratio”)
Greater than:	1.85x	1.95x	2.15x	2.30x	2.50x	2.75x

The debt covenants became effective beginning with the fiscal quarter ended March 22, 2011. The following table shows the financial ratios as of June 14, 2011 for continuing operations:

Four Quarters Ended June 14, 2011
(dollars in thousands)
Adjusted EBITDA(1)	$152,908
Total adjusted debt(2)	$765,749
Total adjusted interest expense(3)	$49,178
Financial ratios:
Total Leverage Ratio	5.01x
Interest Coverage Ratio	3.11x

(1)                                  EBITDA is calculated as net income plus interest, taxes, depreciation and amortization less interest and investment income. Adjusted EBITDA (“Adjusted EBITDA”) is based on the definition of Consolidated EBITDA defined in the credit agreement governing our Senior Secured Credit Facility and may not be comparable to other companies. We have included Adjusted EBITDA because the credit agreement governing our Senior Secured Credit Facility has covenants that apply the Total Leverage Ratio and Interest Coverage Ratio described above, which utilize this measure of Adjusted EBITDA. Adjusted EBITDA excludes certain items. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA is as follows:

	Twenty-Four Weeks Ended June 14, 2011	Four Quarters Ended June 14, 2011
	(dollars in thousands)
Net (loss) income	$(13,317)	$253,044
Interest expense	39,689	71,506
Income tax expense	(7,856)	50,818
Interest and investment income	(66)	(164)
Depreciation and amortization	41,915	91,715
EBITDA	60,365	466,919
Management fees(a)	538	1,144
Impairments and write-offs(b)	—	9,243
Employee termination costs(c)	222	709
Foreign currency gain(d)	(1,454)	(1,085)
Noncontrolling interest—expense(e)	(261)	(782)
Acquisition transaction adjustment—revenue(f)	2,854	7,348
Acquisition transaction adjustment—equity investment basis(g)	945	2,048
Discontinued and divested operations loss(h)	159	346
Equity investment expense net of cash distributions(i)	121	859
Loss/gain on disposals and acquisitions of assets(j)	4,872	(643)
Franchise taxes(k)	266	453
Non-cash gains related to mineral rights(l)	(1,727)	(3,830)
Acquisition transaction costs(m)	793	793
Change in fair value of interest rate cap agreements(n)	116	492
Costs of surety bonds(o)	11	25
Non-recurring charges(p)	2,093	2,845
Gain on extinguishment of debt(q)	—	(334,412)
Property tax accrual—California Proposition 13(r)	187	436
Adjusted EBITDA	$70,100	$152,908

(a)                                  Represents management fees and expenses paid to an affiliate of KSL.

(b)                                 Represents impairment charges related to impairment of trade names and impairment of carrying value of assets.

(c)                                  Represents employee termination costs from reductions in force.

(d)                                 Represents currency translation gains and losses.

(e)                                  Represents income or expense attributable to noncontrolling equity interests of continuing operations.

(f)                                    Represents revenues relating to initiation deposits and fees that would have been recognized in the applicable period had such deferred revenue not been written off in connection with the purchase of ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(g)                                 Represents amortization of step-up in basis of joint venture investments recorded as part of purchase of ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(h)                                 Represents loss from discontinued operations and loss from discontinued Non-Core Entities.

(i)                                     Represents equity investment income or expense less an amount equal to the actual cash distributions from said investments.

(j)                                     Represents gain or loss on disposals and write-offs or acquisitions of fixed assets and businesses in ordinary course of business.

(k)                                  Represents franchise and commercial activity taxes for certain states that are based on equity, net assets or gross revenues.

(l)                                     Represents amortization of deferred revenue related to proceeds received from third parties in connection with certain surface right agreements that allow them to explore for and produce oil and natural gas on certain properties.

(m)                           Represents legal, professional and other costs related to the acquisition of three new golf and country clubs in June 2011.

(n)                                 Represents change in the fair value of our interest cap agreements.

(o)                                 Represents costs of our surety bonds relating to financing activities.

(p)                                 Represents non-recurring charges in connection with the ClubCorp Formation.

(q)                                 Represents the gain on extinguishment of debt in connection with the ClubCorp Formation.

(r)                                    Represents accrual for estimated property tax liabilities related to the state of California’s Proposition 13 resulting from the acquisition of ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(2)                                  The reconciliation of our long-term debt to adjusted debt is as follows:

As of June 14, 2011
(dollars in thousands)
Long-term debt (net of current portion)	$771,312
Current maturities of long-term debt	12,140
Outstanding letters of credit(a)	17,297
Adjustment per credit agreement(b)	(35,000)
Total adjusted debt	$765,749

(a)                                  Represents total outstanding letters of credit.

(b)                                 Represents adjustment per our senior secured credit facility. Long-term debt is reduced by the lesser of (1) $35.0 million and (2) total unrestricted cash and cash equivalents.

(3)                                  The reconciliation of our interest expense to adjusted interest expense is as follows:

	Twenty-Four Weeks Ended June 14, 2011	Four Quarters Ended June 14, 2011
	(dollars in thousands)
Interest expense	$39,689	$71,506
Less: Interest expense related to Membership deposit liabilities(a)	(9,108)	(19,969)
Less: Loan origination fee amortization(b)	(857)	(2,665)
Less: Revolver commitment fees(c)	(115)	(134)
Add: Capitalized interest(d)	208	272
Add: Net payments for interest rate cap(e)	—	208
Add: Interest income	(11)	(40)
Total adjusted interest expense	$29,806	$49,178

(a)                                  Represents amortization of discount on membership deposit liabilities.

(b)                                 Represents amortization of loan origination fees on long-term debt.

(c)                                  Represents commitment fees for revolver facility.

(d)                                 Represents capitalized interest.

(e)                                  Represents net payments for interest rate cap agreement entered into in December 2010.

Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of June 14, 2011. There have been no material changes outside the normal course of business to our contractual obligations and other commercial commitments since December 28, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk during the twenty-four weeks ended June 14, 2011. For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 14, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 14, 2011.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 14, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls.  Our management, including our Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to our legal proceedings as previously disclosed in the Prospectus.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Under Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of ClubCorp Club Operations, Inc. (incorporated by reference to Exhibit 3.1(a) of the ClubCorp Club Operations, Inc. Form S-4 filed with the SEC on March 28, 2011)

3.2	By-laws of ClubCorp Club Operations, Inc. (incorporated by reference to Exhibit 3.1(b) of the ClubCorp club Operations, Inc. Form S-4 filed with the SEC on March 28, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350**

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350**

*                 Exhibit is filed herewith.

**          Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBCORP CLUB OPERATIONS, INC.

Date: July 25, 2011	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)