Form 10-Q
period 2011-09-06
ClubCorp Club Operations, Inc.
filed 2011-10-13
CIK 1515382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 6, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant’s shares of common stock are not traded on an exchange or in any public market.  As of September 6, 2011, the number of the shares outstanding of the registrant’s common stock was 1,000.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited consolidated condensed statements of operations for the twelve and thirty-six weeks ended September 6, 2011 and September 7, 2010	2
	Unaudited consolidated condensed balance sheets as of September 6, 2011 and December 28, 2010	3
	Unaudited consolidated condensed statements of cash flows for the thirty-six weeks ended September 6, 2011 and September 7, 2010	4
	Unaudited consolidated condensed statements of comprehensive income (loss) and changes in stockholders’ equity (deficit) for the thirty-six weeks ended September 6, 2011 and September 7, 2010	5
	Notes to unaudited consolidated condensed financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	[Removed and Reserved.]	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Twelve and Thirty-Six Weeks Ended September 6, 2011 and September 7, 2010

(In thousands of dollars)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2011	September 7, 2010	September 6, 2011	September 7, 2010
REVENUES:
Club operations	$128,500	$123,042	$361,360	$351,082
Food and beverage	45,891	41,225	134,510	126,073
Other revenues	547	694	2,111	1,876
Total revenues	174,938	164,961	497,981	479,031

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	115,708	108,861	324,312	316,365
Cost of food and beverage sales exclusive of depreciation	14,943	13,443	43,427	40,412
Depreciation and amortization	21,326	21,237	63,241	64,110
Provision for doubtful accounts	993	1,060	2,535	2,639
Loss (gain) on disposals and acquisitions of assets	1,090	(5,740)	5,962	(5,554)
Selling, general and administrative	14,978	9,012	36,064	25,131
OPERATING INCOME	5,900	17,088	22,440	35,928

Interest and investment income	34	54	100	670
Equity in earnings from unconsolidated ventures	347	188	805	895
Interest expense	(20,156)	(13,017)	(59,845)	(38,365)
Change in fair value of interest rate cap agreements	(18)	(377)	(134)	(3,530)
Other income	865	906	2,592	2,733
(LOSS) INCOME BEFORE INCOME TAXES	(13,028)	4,842	(34,042)	(1,669)
INCOME TAX BENEFIT	3,827	2,869	11,683	4,434
(LOSS) INCOME FROM CONTINUING OPERATIONS	(9,201)	7,711	(22,359)	2,765
Income (loss) from discontinued Non-Core Entities, net of income tax benefit (expense) of $0 and $266 for the twelve weeks ended September 6, 2011 and September 7, 2010, respectively and $0 and $(2,241) for the thirty-six weeks ended September 6, 2011 and September 7, 2010, respectively	—	1,059	—	(7,281)
Income (loss) from discontinued clubs, net of income tax benefit of $0 and $4 for the twelve weeks ended September 6, 2011 and September 7, 2010, respectively and $78 and $13 for the thirty-six weeks ended September 6, 2011 and September 7, 2010, respectively	3	(72)	(156)	(270)
NET (LOSS) INCOME	(9,198)	8,698	(22,515)	(4,786)
NET LOSS ATTRIBUTABLE TO DISCONTINUED NON-CORE ENTITIES’ NONCONTROLLING INTERESTS	—	74	—	5,731
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS OF CONTINUING OPERATIONS	(147)	(158)	(408)	(333)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(9,345)	$8,614	$(22,923)	$612

Amounts attributable to ClubCorp
(Loss) Income from continuing operations, net of tax	$(9,348)	$7,553	$(22,767)	$2,432
Income (loss) from discontinued Non-Core Entities, net of tax	—	1,133	—	(1,550)
Income (loss) from discontinued clubs, net of tax	3	(72)	(156)	(270)
Net (Loss) Income	$(9,345)	$8,614	$(22,923)	$612

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of September 6, 2011 and December 28, 2010

(In thousands of dollars, except share and per share amounts)

	September 6, 2011	December 28, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,518	$56,531
Restricted cash	344	525
Receivables, net of allowances of $4,334 and $3,594 at September 6, 2011 and December 28, 2010, respectively	70,538	53,784
Inventories	17,590	15,630
Prepaids and other assets	12,859	15,042
Deferred tax assets	6,378	6,378
Total current assets	165,227	147,890
Investments	15,922	17,687
Property and equipment, net (includes $10,069 and $10,207 related to VIEs at September 6, 2011 and December 28, 2010, respectively)	1,252,176	1,240,577
Notes receivable, net of allowances of $770 and $489 at September 6, 2011 and December 28, 2010, respectively	1,380	2,547
Goodwill	272,000	272,000
Intangibles, net	45,953	63,263
Other assets	35,632	36,965
TOTAL ASSETS	$1,788,290	$1,780,929

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	12,965	11,195
Membership deposits - current portion	63,329	51,704
Accounts payable	25,515	23,837
Accrued expenses	44,915	27,081
Accrued taxes	22,412	34,675
Other liabilities	78,927	53,706
Total current liabilities	248,063	202,198
Long-term debt (includes $1,750 and $1,971 related to VIEs at September 6, 2011 and December 28, 2010, respectively)	773,116	772,079
Membership deposits	214,198	211,624
Deferred tax liability	230,217	244,572
Other liabilities	114,422	119,427
Total liabilities	1,580,016	1,549,900
Commitments and contingencies (see Note 13)

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at September 6, 2011 and December 28, 2010	1	1
Additional paid-in capital	211,118	211,118
Accumulated other comprehensive loss	(2,760)	(2,520)
Retained (deficit) earnings	(11,142)	11,781
Total stockholders’ equity	197,217	220,380
Noncontrolling interests in consolidated subsidiaries	11,057	10,649
Total equity	208,274	231,029
TOTAL LIABILITIES AND EQUITY	$1,788,290	$1,780,929

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Thirty-Six Weeks Ended September 6, 2011 and September 7, 2010

(In thousands of dollars)

	Thirty-Six Weeks Ended
	September 6, 2011	September 7, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,515)	$(4,786)
Loss from discontinued Non-Core Entities	—	7,281
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	46,132	45,956
Amortization and depletion	17,327	18,267
Bad debt expense	2,521	2,709
Equity in earnings from unconsolidated ventures	(805)	(895)
Distribution from investment in unconsolidated ventures	2,570	2,900
Loss (gain) on disposals and acquisition of assets	5,953	(5,524)
Amortization of debt issuance costs	1,319	2,349
Accretion of discount on member deposits	13,762	14,085
Amortization of surface rights bonus revenue	(2,596)	(2,596)
Amortization of above and below market rent intangibles	147	(11)
Deferred income tax benefit	(14,356)	(2,088)
Net change in fair value of interest rate cap agreements	134	3,530
Net change in prepaid expenses and other assets	(3,142)	(4,242)
Net change in receivables and membership notes	(16,670)	(15,761)
Net change in accounts payable and accrued liabilities	17,342	421
Net change in other current liabilities	15,500	17,821
Net change in long-term tax liabilities	224	(911)
Net change in other long-term liabilities	(3,101)	543
Net cash provided by operating activities	59,746	79,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,383)	(27,739)
Acquisitions	(22,743)	(7,443)
Proceeds from dispositions	303	1,969
Proceeds from insurance	—	2,407
Net change in restricted cash and capital reserve funds	(177)	(1,821)
Proceeds from notes receivable	—	14,000
Net cash used in investing activities	(51,000)	(18,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(8,674)	(26,937)
Debt issuance costs	(117)	—
Distribution to noncontrolling interests	—	(416)
Change in membership deposits	1,114	615
Net cash used in financing activities	(7,677)	(26,738)
CASH FLOWS FROM DISCONTINUED NON-CORE ENTITIES:
Net cash provided by operating activities of discontinued Non-Core Entities	—	6,206
Net cash used in investing activities of discontinued Non-Core Entities	—	(5,116)
Net cash used in financing activities of discontinued Non-Core Entities	—	(4,470)
Net cash used in discontinued Non-Core Entities	—	(3,380)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(82)	187
NET INCREASE IN CASH AND CASH EQUIVALENTS	987	30,490
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56,531	73,964
CASH AND CASH EQUIVALENTS - END OF PERIOD	$57,518	$104,454
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash and cash equivalents
Continuing operations	$57,518	$103,694
Discontinued Non-Core Entities	$—	$760

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

For the Thirty-Six Weeks Ended September 6, 2011 and September 7, 2010

(In thousands of dollars)

	Total	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - DECEMBER 29, 2009	$(244,357)	$—	$—	$(2,709)	$(242,716)	$1,068
Net (loss) income	(4,786)	—	—	—	612	(5,398)
Foreign currency translation adjustments	139	—	—	57	—	82
Comprehensive (loss) income	(4,647)	—	—	57	612	(5,316)
Distributions to noncontrolling interests	(416)	—	—	—	—	(416)
BALANCE - SEPTEMBER 7, 2010	$(249,420)	$—	$—	$(2,652)	$(242,104)	$(4,664)

BALANCE - DECEMBER 28, 2010	$231,029	$1	$211,118	$(2,520)	$11,781	$10,649
Net (loss) income	(22,515)	—	—	—	(22,923)	408
Foreign currency translation adjustments	(240)	—	—	(240)	—	—
Comprehensive (loss) income	(22,755)	—	—	(240)	(22,923)	408
BALANCE - SEPTEMBER 6, 2011	$208,274	$1	$211,118	$(2,760)	$(11,142)	$11,057

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

The majority of membership fees is not refundable and is deferred and recognized as revenue on a straight line basis over the average expected life of an active membership.

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

In May 2011, the FASB released Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s. The update generally clarifies fair value measurement guidance and requires certain additional disclosures related to fair value.  The update also includes instances where a particular principle or requirement for measuring fair value has changed.  ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011.  When we adopt this standard we will include additional fair value disclosures.

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

In September 2011, the FASB released Accounting Standards Update No 2011-08 (“ASU 2011-08”), Intangibles — Goodwill and Other (Topic 350).  The update allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.   ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated variable interest entities (“VIEs”) include three managed golf course properties. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from these operations. One of these VIEs is financed through a loan payable of $1.4 million collateralized by assets of the entity totaling $4.6 million as of September 6, 2011. The other VIEs are financed through advances from us. Outstanding advances as of September 6, 2011 total $2.7 million compared to recorded assets of $7.0 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated condensed balance sheets as of September 6, 2011 and December 28, 2010, net of intercompany amounts:

	September 6, 2011	December 28, 2010
Current assets	$1,434	$807
Fixed assets, net	10,069	10,207
Other assets	53	54
Total assets	$11,556	$11,068

Current liabilities	$1,386	$763
Long-term debt	1,750	1,971
Other liabilities	595	582
Noncontrolling interest	6,345	6,283
Company capital	1,480	1,469
Total liabilities and deficit	$11,556	$11,068

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $11.6 million at September 6, 2011 and $11.1 million at December 28, 2010.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $2.0 million and $2.1 million at September 6, 2011 and December 28, 2010, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. The difference between the carrying value of the investments and our share of the equity reflected in the joint ventures’ financial statements at the time of the acquisition of the Company by KSL was allocated to intangible assets of the joint ventures and is being amortized over approximately 20 years beginning in 2007.

Additionally, we have one equity method investment in a purchasing cooperative of hospitality companies. The carrying value of the investment was $13.4 million and $15.0 million at September 6, 2011 and December 28, 2010, respectively. Our share of earnings in the equity investment is included in equity in earnings in unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received volume rebates totaling $0.0 million and $2.1 million for the twelve and thirty-six weeks ended September 6, 2011, respectively, and $0.5 million and $1.0 million during the twelve and thirty-six weeks ended September 7, 2010, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007.

Significant financial information for the joint venture described in the paragraph above is as follows:

	September 6, 2011	December 28, 2010
Total assets	$88,818	$82,400
Total liabilities	$80,566	$71,378
Total equity	$8,252	$11,022

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2011	September 7, 2010	September 6, 2011	September 7, 2010
Total revenues	$21,294	$19,389	$53,394	$47,919
Net income	$8,979	$9,358	$23,056	$22,597

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2011	September 7, 2010	September 6, 2011	September 7, 2010
ClubCorp’s equity in net income, excluding amortization	$839	$700	$2,313	$2,356
Amortization	$(463)	$(463)	$(1,390)	$(1,390)
ClubCorp’s total equity in net income	$376	$237	$923	$966

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

Marketable securities and derivative financial instruments are measured at fair value on a recurring basis. Marketable securities include interest bearing deposits at financial institutions and investments in money market funds comprised of U.S. treasury bills. Derivative financial instruments include interest rate cap agreements. The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term assets and liabilities approximate their fair values as of September 6, 2011 and December 28, 2010. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

Marketable Securities—We utilize quoted prices in active markets to measure investments in money market funds comprised of U.S. treasury bills; such items are classified as Level 1 in the hierarchy. Balances of investments in money market funds totaled $48.8 million as of December 28, 2010 and were classified as cash and cash equivalents on the consolidated condensed balance sheet.  We did not hold any such investments as of September 6, 2011.

Derivative Financial Instruments—Derivative financial instruments are valued in the market based on prevailing market data and values are derived from well recognized financial principles and reasonable estimates about relevant future market conditions and certain counter-party credit risk. These inputs are classified as Level 2 in the hierarchy.

A reconciliation of beginning and ending balances of these derivatives is presented in Note 9.

6. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at September 6, 2011 and December 28, 2010:

	September 6, 2011	December 28, 2010

Land and land improvements	$850,187	$828,564
Buildings and recreational facilities	404,129	394,472
Machinery and equipment	148,679	134,246
Leasehold improvements	76,353	72,382
Furniture and fixtures	55,040	49,642
Depreciable fixed assets	1,534,388	1,479,306
Accumulated depreciation and amortization	(284,306)	(246,133)
Depreciable fixed assets, net	1,250,082	1,233,173
Construction in progress	2,094	7,404
Property and equipment, net	$1,252,176	$1,240,577

No impairments were recorded during the twelve and thirty-six weeks ended September 6, 2011 or September 7, 2010.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at September 6, 2011 and December 28, 2010:

		September 6, 2011			December 28, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Asset
Intangible assets with indefinite lives:
Trademarks		$25,260	$—	$25,260	$25,260	$—	$25,260
Intangible assets with finite lives:
Membership Relationships	5-7 years	132,604	(112,786)	19,818	133,211	(96,630)	36,581
Management Contracts	2-9 years	4,375	(3,752)	623	4,375	(3,501)	874
Other	4-7 years	7,064	(6,812)	252	7,064	(6,516)	548
Total		$169,303	$(123,350)	$45,953	$169,910	$(106,647)	$63,263

Goodwill		$272,000	$—	$272,000	$272,000	$—	$272,000

Intangible asset amortization expense was $5.7 million and $17.3 million for the twelve and thirty-six weeks ended September 6, 2011, respectively, and $6.1 million and $18.2 million for the twelve and thirty-six weeks ended September 7, 2010, respectively.  We have incurred no costs to renew or extend the lives of intangible assets.

For each of the five years subsequent to 2010 and thereafter the amortization expense will be as follows (dollars in thousands):

Year	Amount

Remainder of 2011	$7,654
2012	9,819
2013	2,855
2014	325
2015	40
Thereafter	—
Total	$20,693

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at September 6, 2011 and December 28, 2010:

	September 6, 2011	December 28, 2010
Accrued compensation	$16,675	$14,764
Accrued interest	14,922	4,881
Other accrued expenses	13,318	7,436
Total accrued expenses	$44,915	$27,081

Taxes payable	$22,342	$23,799
Taxes payable to Holdings	70	10,876
Total accrued income taxes	$22,412	$34,675

Advance deposits from members	$24,558	$14,710
Prepaid dues	26,022	10,984
Deferred revenue - initiation deposits/fees	13,407	11,860
Insurance reserves	8,831	9,144
Advanced surface rights bonus payment	2.977	3,750
Other current liabilities	3,132	3,258
Total other current liabilities	$78,927	$53,706

Other long-term liabilities consist of the following at September 6, 2011 and December 28, 2010:

	September 6, 2011	December 28, 2010
Taxes Payable	$46,270	$46,046
Deferred membership revenues	37,958	38,666
Casualty insurance loss reserves - long term portion	10,085	11,575
Advanced surface rights bonus payment	—	1,823
Above market lease intangibles	3,274	4,221
Deferred rent	15,758	15,991
Other	1,077	1,105
Total other long-term liabilities	$114,422	$119,427

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

In June 2008, Borrower entered into additional interest rate cap agreements with a fair value of $12.1 million. These agreements limited Borrower’s LIBOR exposure to 5.50% and had a maturity date in July 2012.  In July 2009, Borrower sold a portion of its interest rate cap agreements in conjunction with a paydown of debt. Borrower received $0.7 million of proceeds related to this sale.

We allocated the fair value of the interest rate cap agreements between continuing and discontinued Non-Core Entities based on proportional debt allocations for the thirty-six weeks ended September 7, 2010.

In December 2010, in connection with a reorganization of CCI resulting in the formation of ClubCorp, we sold the remaining interest rate cap agreements for $0.2 million.

The portion of the interest rate cap agreements allocated to continuing operations in the twelve and thirty-six weeks ended September 7, 2010 is summarized below:

Balance at December 29, 2009	$3,609
Loss included in earnings	(3,153)
Balance at June 15, 2010	456
Loss included in earnings	(377)
Balance at September 7, 2010	$79

In December 2010, in connection with the issuance of the senior secured credit facility with Citigroup (“2010 Citigroup Debt Facility”), we entered into an interest rate cap agreement that limits our exposure to increases in interest rates over certain amounts. The interest rate cap matures in December 2012 and limits the LIBOR rate to 3.0% on a notional amount of $155 million. The aggregate fair value of the interest rate cap agreement, as described in Note 5, is included in other assets on the consolidated condensed balance sheets.  The change in fair value of the interest rate cap agreement in the twelve and thirty-six weeks ended September 6, 2011 is summarized below:

Balance at December 28, 2010	$138
Loss included in earnings	(116)
Balance at June 14, 2011	22
Loss included in earnings	(18)
Balance at September 6, 2011	$4

General Electric Capital Corporation—In July 2008, we entered into a new mortgage loan with General Electric Capital Corporation (“GECC”) for $32.0 million with an original maturity of July 2011. During the twelve weeks ended September 6, 2011, we extended the term of the loan to July 2012, subject to certain minor property repair requirements.  We have the right to extend the term of the loan to July 2013 upon satisfaction of certain conditions of the loan agreement. As of September 6, 2011, we expect to meet the required conditions and intend to so extend the loan with GECC to July 2013. We have classified the loan as long-term debt on the consolidated balance sheet.

Long-term borrowings and lease commitments of the Company as of September 6, 2011 and December 28, 2010, are summarized below:

	September 6, 2011	December 28, 2010	Interest Rate	Maturity

Senior Unsecured Notes	$415,000	$415,000	10.00%	2018

Senior Secured Credit Facilities
2010 Citigroup Debt Facility
Term Loan	308,450	310,000	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5% (6.0% at September 6, 2011 and December 28, 2010)	2016

Revolving Notes ($50,000 capacity)	—	—	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5% (6.0% at September 6, 2011 and December 28, 2010)	2015

Mortgage Loans
General Electric Capital Corporation	31,933	32,000	3.25% + 30 day LIBOR (3.5% at September 6, 2011 and 3.56% at December 28, 2010)	2013

Atlantic Capital Bank	3,867	3,973	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5% (4.5% at September 6, 2011 and December 28, 2010)	2015

Other notes	4,182	4,209	5.75% - 8.00%	Various

	763,432	765,182
Capital leases	22,649	18,092
	786,081	783,274
Less current portion	12,965	11,195
	$773,116	$772,079

The amount of long-term debt maturing in each of the five years subsequent to 2010 and thereafter is as follows:

Year	Debt	Capital Leases	Total
Remainder of 2011	$1,083	$2,626	$3,709
2012	4,296	8,120	12,416
2013	35,214	5,520	40,734
2014	2,747	3,752	6,499
2015	6,712	2,017	8,729
Thereafter	713,380	614	713,994
Total	$763,432	$22,649	$786,081

Fair Value

Management estimates the fair value of ClubCorp’s long-term debt excluding capital lease obligations at $720.9 million and $765.2 million as of September 6, 2011 and December 28, 2010, respectively. We estimated the fair value of long term debt using a market based analysis using current market inputs for our debt and similar types of arrangements. Fluctuations in these assumptions will result in different estimates of fair value.

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

The Company’s effective income tax rate for the twelve and thirty-six weeks ended September 6, 2011, was 29.4% and 34.3%, respectively, compared to (59.3)% and 265.7% for the twelve and thirty-six weeks ended September 7, 2010, respectively. For the twelve and thirty-six weeks ended September 6, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to state taxes and foreign income taxes.  For the twelve and thirty-six weeks ended September 7, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to a one-time benefit recognized for foreign income taxes.

As of September 6, 2011, there were no material changes to our liabilities for unrecognized tax benefits from December 28, 2010.

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

Canterwood — On August 9, 2011, ClubCorp acquired Canterwood Golf and Country Club, a private golf club property located in Gig Harbor, Washington.  We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.  ClubCorp recorded the following major categories of assets and liabilities in exchange for consideration of $4.0 million:

Land, property and equipment	$4,016
Inventory and other current assets	147
Deferred revenue and other liabilities	(196)
Total	$3,967

There was no gain or goodwill recorded on this purchase transaction.

Country Club of the South—On June 23, 2010, ClubCorp acquired Country Club of the South, a private golf club property located in Johns Creek, Georgia. ClubCorp purchased or assumed the following major categories of assets and liabilities in exchange for consideration of $7.4 million:

Land, property and equipment	$8,800
Inventory	132
Deferred revenue and other liabilities	(270)
Total	$8,662

A bargain purchase gain of $1.2 million was recognized on this transaction because the property had been bank owned by virtue of foreclosure prior to our acquisition.

The pro forma information related to these acquisitions is not material to our historical results of operations.

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

We discontinued one business, sports and alumni club during the thirty-six weeks ended September 6, 2011 for no loss.  We did not discontinue any clubs in the twelve weeks ended September 6, 2011.  We did not discontinue any clubs in the thirty-six weeks ended September 7, 2010.

Discontinued Club Operations

Operations of the clubs that have been disposed were reclassified to discontinued operations on the consolidated condensed statement of operations as follows for all periods presented:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2011	September 7, 2010	September 6, 2011	September 7, 2010
Revenues	$—	$323	$162	$1,059
Gain (loss) on disposals and impairment of assets, before taxes	$185	$(6)	$9	$(31)
Income (loss) from discontinued club operations, before taxes	$3	$(76)	$(234)	$(283)

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

	Twelve Weeks Ended September 7, 2010	Thirty-Six Weeks Ended September 7, 2010
Revenues	$28,297	$65,291
Income (loss) from discontinued Non-Core Entities, before taxes	$793	$(5,040)

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

Business, sports and alumni club operations consist of business clubs, business/sports clubs, sports clubs and alumni clubs. Business clubs provide a setting for dining, business or social entertainment. Sports clubs provide a variety of recreational facilities and business/sports clubs provide a combination of the amenities available at business clubs and sports clubs. Alumni clubs provide the same amenities as business clubs while targeting alumni and staff of universities.

Included within other are revenues from mineral rights and revenues and expenses on corporate overhead and shared services which are not material enough to warrant a separate segment.

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, loss on disposal and impairment of assets, depreciation and amortization, translation gain and loss, proceeds from business interruption insurance, severance payments, the negative EBITDA impact related to estimated settlement for unclaimed property accrued during fiscal year 2009, fees and expenses paid to KSL, acquisition costs, amortization on investments in joint ventures, and the negative EBITDA impact related to an accrual made during the third fiscal quarter of 2011 for an interim arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property.  Segment EBITDA for all periods presented has been calculated using this definition. Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on GAAP, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similar titled measures reported by other companies.

The table below shows summarized financial information by segment for continuing operations for the twelve and thirty-six weeks ended September 6, 2011 and September 7, 2010:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2011	September 7, 2010	September 6, 2011	September 7, 2010
Golf and Country Clubs
Revenues	$137,699	$128,984	$382,628	$365,887
Segment EBITDA	36,409	35,623	104,446	100,646

Business, Sports and Alumni Clubs
Revenues	$37,659	$36,159	$117,693	$114,998
Segment EBITDA	6,254	4,807	19,232	18,179

Other
Revenues	$1,263	$1,616	$2,716	$3,537
Segment EBITDA	(7,105)	(5,382)	(22,357)	(18,035)

Elimination of Intersegment revenue	$(1,683)	$(1,798)	$(5,056)	$(5,391)

Total
Revenues	$174,938	$164,961	$497,981	$479,031
Segment EBITDA	35,558	35,048	101,321	100,790

	As of
	September 6, 2011	December 28, 2010
Total Assets
Golf and Country Clubs	$1,275,708	$1,242,173
Business, Sports and Alumni Clubs	93,928	103,961
Other	418,654	434,795
Consolidated	$1,788,290	$1,780,929

The table below provides a reconciliation of our Segment EBITDA to loss before income taxes and discontinued operations for the twelve and thirty-six weeks ended September 6, 2011 and September 7, 2010:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2011	September 7, 2010	September 6, 2011	September 7, 2010
Total Segment EBITDA	$35,558	$35,048	$101,321	$100,790
Interest and investment income	34	54	100	670
Interest expense and change in fair value of interest rate cap agreements	(20,174)	(13,394)	(59,979)	(41,895)
(Loss) gain on disposals and impairment of assets	(1,090)	5,740	(5,962)	5,554
Depreciation and amortization	(21,326)	(21,237)	(63,241)	(64,110)
Translation gain (loss)	(871)	(423)	583	(202)
Severance payments	(162)	(163)	(384)	(205)
KSL fees and expenses	(410)	(310)	(948)	(853)
Amortization of step-up in certain equity method investments	(473)	(473)	(1,418)	(1,418)
Interim arbitration award accrual	(4,114)	—	(4,114)	—
Net loss before income taxes and discontinued operations	$(13,028)	$4,842	$(34,042)	$(1,669)

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of September 6, 2011, we had capital commitments of $7.3 million at certain of our country clubs.

We currently have multiple sales and use tax and unclaimed property audits in progress. Management believes the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

We are subject to certain pending or threatened litigation and other claims that arise in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted, after review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.  During the twelve weeks ended September 6, 2011, the Company recorded an accrual of $4.1 million for an interim arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property.

14. FINANCIAL STATEMENTS OF GUARANTORS

In November 2010, we issued $415.0 million of Senior Unsecured Notes. The notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries, each of which is one hundred percent owned by ClubCorp. The notes are not guaranteed by Non-Guarantor Subsidiaries.

Set forth below are consolidating condensed financial statements presenting the results of operations, financial position and cash flows of ClubCorp Club Operations, Inc., the Guarantor Subsidiaries on a consolidated basis and the Non-Guarantor Subsidiaries on a consolidated basis, along with the eliminations necessary to arrive at the information for ClubCorp on a consolidated basis.

Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among ClubCorp Club Operations, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. For this presentation, investments in subsidiaries are accounted for using the equity method of accounting. As described in Note 1, ClubCorp was formed in November 2010 and is therefore excluded from consolidating condensed financial statements as of and through the twelve and thirty-six weeks ended September 7, 2010.

Unaudited Consolidating Condensed Statements of Operations

For the Twelve Weeks Ended September 6, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$—	$119,788	$9,031	$(319)	$128,500
Food and beverage	—	43,062	2,829	—	45,891
Other revenues	—	787	—	(240)	547
Total revenues	—	163,637	11,860	(559)	174,938

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	106,895	9,372	(559)	115,708
Cost of food and beverage sales exclusive of depreciation	—	13,952	991	—	14,943
Depreciation and amortization	—	20,013	1,313	—	21,326
Provision for doubtful accounts	—	935	58	—	993
Loss (gain) on disposals of assets	—	1,144	(54)	—	1,090
Selling, general and administrative	—	14,978	—	—	14,978
OPERATING INCOME	—	5,720	180	—	5,900

Interest and investment income	12,833	241	3	(13,043)	34
Equity in earnings from unconsolidated ventures	—	347	—	—	347
Interest expense	(14,467)	(16,515)	(2,217)	13,043	(20,156)
Change in fair value of interest rate cap agreements	(18)	—	—	—	(18)
Other income	—	865	—	—	865

LOSS BEFORE INCOME TAXES	(1,652)	(9,342)	(2,034)	—	(13,028)
INCOME TAX BENEFIT	550	3,030	247	—	3,827
LOSS FROM CONTINUING OPERATIONS	(1,102)	(6,312)	(1,787)	—	(9,201)
(Loss) income from discontinued operations, net of tax	—	(13)	16	—	3
Equity in net loss of subsidiaries	(8,243)	—	—	8,243	—
NET LOSS	(9,345)	(6,325)	(1,771)	8,243	(9,198)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(80)	(67)	—	(147)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(9,345)	$(6,405)	$(1,838)	$8,243	$(9,345)

Unaudited Consolidating Condensed Statements of Operations

For the Thirty-Six Weeks Ended September 6, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$—	$333,180	$29,374	$(1,194)	$361,360
Food and beverage	—	125,682	8,828	—	134,510
Other revenues	—	2,921	7	(817)	2,111
Total revenues	—	461,783	38,209	(2,011)	497,981

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	301,783	24,540	(2,011)	324,312
Cost of food and beverage sales exclusive of depreciation	—	40,540	2,887	—	43,427
Depreciation and amortization	—	59,293	3,948	—	63,241
Provision for doubtful accounts	—	2,425	110	—	2,535
Loss (gain) on disposals of assets	—	6,051	(89)	—	5,962
Selling, general and administrative	—	36,064	—	—	36,064
OPERATING INCOME	—	15,627	6,813	—	22,440

Interest and investment income	38,500	(11)	10	(38,399)	100
Equity in earnings from unconsolidated ventures	—	805	—	—	805
Interest expense	(43,634)	(49,343)	(5,267)	38,399	(59,845)
Change in fair value of interest rate cap agreements	(134)	—	—	—	(134)
Other income	—	2,592	—	—	2,592

(LOSS) INCOME BEFORE INCOME TAXES	(5,268)	(30,330)	1,556	—	(34,042)
INCOME TAX BENEFIT (EXPENSE)	1,733	10,100	(150)	—	11,683
(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,535)	(20,230)	1,406	—	(22,359)
(Loss) income from discontinued operations, net of tax	—	(204)	48	—	(156)
Equity in net loss of subsidiaries	(19,388)	—	—	19,388	—
NET (LOSS) INCOME	(22,923)	(20,434)	1,454	19,388	(22,515)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(160)	(248)	—	(408)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(22,923)	$(20,594)	$1,206	$19,388	$(22,923)

Unaudited Consolidating Condensed Statements of Operations

For the Twelve Weeks Ended September 7, 2010

(In thousands of dollars)

	Guarantor	NonGuarantor	Consolidating	Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$114,818	$8,537	$(313)	$123,042
Food and beverage	38,958	2,267	—	41,225
Other revenues	880	1	(187)	694
Total revenues	154,656	10,805	(500)	164,961

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	100,581	8,780	(500)	108,861
Cost of food and beverage sales exclusive of depreciation	12,623	820	—	13,443
Depreciation and amortization	19,990	1,247	—	21,237
Provision for doubtful accounts	986	74	—	1,060
Gain on disposals and acquisitions of assets	(1,799)	(3,941)	—	(5,740)
Selling, general and administrative	9,012	—	—	9,012
OPERATING INCOME	13,263	3,825	—	17,088

Interest and investment income	400	7	(353)	54
Equity in earnings from unconsolidated ventures	188	—	—	188
Interest expense	(11,184)	(2,186)	353	(13,017)
Change in fair value of interest rate cap agreements	(377)	—	—	(377)
Other income	906	—	—	906

INCOME BEFORE INCOME TAXES	3,196	1,646	—	4,842
INCOME TAX (EXPENSE) BENEFIT	(823)	3,692	—	2,869
INCOME FROM CONTINUING OPERATIONS	2,373	5,338	—	7,711
Income from discontinued Non-Core Entities, net of tax	—	1,059	—	1,059
Loss from discontinued operations, net of tax	(68)	(4)	—	(72)
Equity in net income of consolidated non-guarantor subsidiaries	6,314	—	(6,314)	—
NET INCOME	8,619	6,393	(6,314)	8,698
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5)	(79)	—	(84)
NET INCOME ATTRIBUTABLE TO CLUBCORP	$8,614	$6,314	$(6,314)	$8,614

Unaudited Consolidating Condensed Statements of Operations

For the Thirty-Six Weeks Ended September 7, 2010

(In thousands of dollars)

	Guarantor	NonGuarantor	Consolidating	Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$325,590	$26,586	$(1,094)	$351,082
Food and beverage	119,092	6,981	—	126,073
Other revenues	2,872	10	(1,006)	1,876
Total revenues	447,554	33,577	(2,100)	479,031

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	295,095	23,370	(2,100)	316,365
Cost of food and beverage sales exclusive of depreciation	38,169	2,243	—	40,412
Depreciation and amortization	60,308	3,802	—	64,110
Provision for doubtful accounts	2,540	99	—	2,639
Gain on disposals and acquisitions of assets	(1,538)	(4,016)	—	(5,554)
Selling, general and administrative	25,131	—	—	25,131
OPERATING INCOME	27,849	8,079	—	35,928

Interest and investment income	1,698	21	(1,049)	670
Equity in earnings from unconsolidated ventures	895	—	—	895
Interest expense	(33,224)	(6,190)	1,049	(38,365)
Change in fair value of interest rate cap agreements	(3,530)	—	—	(3,530)
Other income	2,733	—	—	2,733

(LOSS) INCOME BEFORE INCOME TAXES	(3,579)	1,910	—	(1,669)
INCOME TAX BENEFIT	949	3,485	—	4,434
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,630)	5,395	—	2,765
Loss from discontinued Non-Core Entities, net of tax	—	(7,281)	—	(7,281)
Loss from discontinued operations, net of tax	(224)	(46)	—	(270)
Equity in net income of consolidated non-guarantor subsidiaries	3,371	—	(3,371)	—
NET INCOME (LOSS)	517	(1,932)	(3,371)	(4,786)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	95	5,303	—	5,398
NET INCOME ATTRIBUTABLE TO CLUBCORP	$612	$3,371	$(3,371)	$612

Unaudited Consolidating Condensed Balance Sheet

As of September 6, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
CURRENT ASSETS:
Cash and cash equivalents	$—	$51,246	$6,272	$—	$57,518
Restricted cash	—	220	124	—	344
Receivables, net of allowances	—	66,037	4,501	—	70,538
Inventories	—	15,570	2,020	—	17,590
Prepaids and other assets	—	8,933	3,926	—	12,859
Deferred tax assets	—	6,429	(51)	—	6,378
Total current assets	—	148,435	16,792	—	165,227
Investments	—	15,922	—	—	15,922
Property and equipment, net	—	1,124,647	127,529	—	1,252,176
Notes receivable, net of allowances	—	1,040	340	—	1,380
Goodwill	—	272,000	—	—	272,000
Intangibles, net	—	44,765	1,188	—	45,953
Investment in subsidiaries	250,428	—	—	(250,428)	—
Intercompany receivables	669,205	—	61,249	(730,454)	—
Other assets	14,643	20,031	958	—	35,632
TOTAL ASSETS	$934,276	$1,626,840	$208,056	$(980,882)	$1,788,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	3,100	7,915	1,950	—	12,965
Membership deposits - current portion	—	38,106	25,223	—	63,329
Accounts payable	485	23,858	1,172	—	25,515
Accrued expenses	14,856	29,407	652	—	44,915
Accrued taxes	351	17,001	5,060	—	22,412
Other liabilities	—	74,195	4,732	—	78,927
Total current liabilities	18,792	190,482	38,789	—	248,063
Intercompany payables	—	661,797	68,657	(730,454)	—
Long-term debt	720,350	16,483	36,283	—	773,116
Membership deposits	—	163,575	50,623	—	214,198
Deferred tax liability	(2,083)	222,573	9,727	—	230,217
Other liabilities	—	109,450	4,972	—	114,422
Total liabilities	737,059	1,364,360	209,051	(730,454)	1,580,016
Commitments and contingencies (see Note 13)

EQUITY (DEFICIT)
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at September 6, 2011	1	—	—	—	1
Additional paid-in capital	211,118	231,154	—	(231,154)	211,118
Accumulated other comprehensive loss	(2,760)	(2,084)	(676)	2,760	(2,760)
Retained (deficit) earnings	(11,142)	27,066	(5,032)	(22,034)	(11,142)
Total stockholders’ equity (deficit):	197,217	256,136	(5,708)	(250,428)	197,217
Noncontrolling interests in consolidated subsidiaries	—	6,344	4,713	—	11,057
Total equity (deficit)	197,217	262,480	(995)	(250,428)	208,274
TOTAL LIABILITIES AND EQUITY	$934,276	$1,626,840	$208,056	$(980,882)	$1,788,290

Unaudited Consolidating Condensed Balance Sheet

As of December 28, 2010

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$51,994	$4,537	$—	$56,531
Restricted cash	—	525	—	—	525
Receivables, net of allowances	—	50,686	3,098	—	53,784
Inventories	—	13,976	1,654	—	15,630
Prepaids and other assets	—	10,255	4,787	—	15,042
Deferred tax assets	—	6,429	(51)	—	6,378
Total current assets	—	133,865	14,025	—	147,890
Investments	—	17,687	—	—	17,687
Property and equipment, net	—	1,111,404	129,173	—	1,240,577
Notes receivable, net of allowances	—	1,917	630	—	2,547
Goodwill	—	272,000	—	—	272,000
Intangibles, net	—	61,796	1,467	—	63,263
Investment in subsidiaries	270,056	—	—	(270,056)	—
Intercompany receivables	666,328	—	61,261	(727,589)	—
Other assets	15,891	20,115	959	—	36,965
TOTAL ASSETS	$952,275	$1,618,784	$207,515	$(997,645)	$1,780,929
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	—	9,533	1,662	—	11,195
Membership deposits—current portion	—	31,222	20,482	—	51,704
Accounts payable	2,141	20,595	1,101	—	23,837
Accrued expenses	4,754	21,902	425	—	27,081
Accrued taxes	—	28,592	6,083	—	34,675
Other liabilities	—	50,280	3,426	—	53,706
Total current liabilities	6,895	162,124	33,179	—	202,198
Intercompany payables	—	653,993	73,596	(727,589)	—
Long-term debt	725,000	10,562	36,517	—	772,079
Membership deposits	—	160,028	51,596	—	211,624
Deferred tax liability	—	234,638	9,934	—	244,572
Other liabilities	—	114,776	4,651	—	119,427
Total liabilities	731,895	1,336,121	209,473	(727,589)	1,549,900
Commitments and contingencies (see Note 13)
EQUITY (DEFICIT)
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at December 28, 2010	1	—	—	—	1
Additional paid-in capital	211,118	231,154	—	(231,154)	211,118
Accumulated other comprehensive loss	(2,520)	(2,432)	(88)	2,520	(2,520)
Retained earnings (deficit)	11,781	47,660	(6,238)	(41,422)	11,781
Total stockholders’ equity (deficit):	220,380	276,382	(6,326)	(270,056)	220,380
Noncontrolling interests in consolidated subsidiaries	—	6,281	4,368	—	10,649
Total equity (deficit)	220,380	282,663	(1,958)	(270,056)	231,029
TOTAL LIABILITIES AND EQUITY	$952,275	$1,618,784	$207,515	$(997,645)	$1,780,929

Unaudited Consolidating Condensed Statements of Cash Flows

For the Thirty-Six Weeks Ended September 6, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,433	46,118	$9,195	$—	59,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(27,235)	(1,148)	—	(28,383)
Acquisitions	—	(22,743)	—	—	(22,743)
Proceeds from dispositions	—	132	171	—	303
Net change in restricted cash and capital reserve funds	—	(53)	(124)	—	(177)
Net intercompany transactions	(2,875)	—	—	2,875	—
Net cash used in investing activities	(2,875)	(49,899)	(1,101)	2,875	(51,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,550)	(6,066)	(1,058)	—	(8,674)
Debt issuance costs	(8)	—	(109)	—	(117)
Net intercompany transactions	—	8,050	(5,175)	(2,875)	—
Change in membership deposits	—	1,049	65	—	1,114
Net cash (used in) provided by financing activities	(1,558)	3,033	(6,277)	(2,875)	(7,677)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(82)	—	(82)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(748)	1,735	—	987
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	51,994	4,537	—	56,531
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$51,246	$6,272	$—	$57,518
Cash and cash equivalents
Continuing operations	$—	$51,246	$6,272	$—	$57,518
Discontinued Non-Core Entities	$—	$—	$—	$—	$—

Unaudited Consolidating Condensed Statements of Cash Flows

For the Thirty-Six Weeks Ended September 7, 2010

(In thousands of dollars)

	Guarantor	NonGuarantor	Consolidating	Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	73,690	$5,358	$—	79,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,209)	(530)	—	(27,739)
Acquisitions	—	(7,443)	—	(7,443)
Proceeds from dispositions	1,960	9	—	1,969
Proceeds from insurance	2,407	—	—	2,407
Net change in restricted cash and capital reserve funds	(1,812)	(9)	—	(1,821)
Proceeds from notes receivable	14,000	—	—	14,000
Net cash used in investing activities	(10,654)	(7,973)	—	(18,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(26,162)	(775)	—	(26,937)
Distribution to noncontrolling interests	—	(416)	—	(416)
Change in membership deposits	654	(39)	—	615
Net intercompany transactions	(7,376)	3,631	3,745	—
Net cash (used in) provided by financing activities	(32,884)	2,401	3,745	(26,738)
CASH FLOWS FROM DISCONTINUED NON-CORE ENTITIES:
Net cash provided by operating activities of discontinued Non-Core Entities	—	6,206	—	6,206
Net cash used in investing activities of discontinued Non-Core Entities	—	(5,116)	—	(5,116)
Net cash used in financing activities of discontinued Non-Core Entities	—	(725)	(3,745)	(4,470)
Net cash provided by (used in) discontinued Non-Core Entities	—	365	(3,745)	(3,380)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	187	—	187
NET INCREASE IN CASH AND CASH EQUIVALENTS	30,152	338	—	30,490
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	66,845	7,119	—	73,964
CASH AND CASH EQUIVALENTS - END OF PERIOD	$96,997	$7,457	$—	$104,454

Cash and cash equivalents
Continuing operations	$96,997	$6,697	$—	$103,694
Discontinued Non-Core Entities	$—	$760	$—	$760

15. RELATED PARTY TRANSACTIONS

During 2009, we recorded a note receivable due in 2012 of $14.0 million from the sale of a business, sports and alumni club to an affiliate of KSL. The note was repaid in June 2010. We realized $0.0 million and $0.5 million in interest related to this note in the twelve and thirty-six weeks ended September 7, 2010.

We paid KSL management fees of approximately $0.3 million and $0.8 million during the twelve and thirty-six weeks ended September 6, 2011, respectively, and $0.3 million and $0.8 million during the twelve and thirty-six weeks ended September 7, 2010, respectively.

During the twelve and thirty-six weeks ended September 6, 2011, we paid $0.1 and $0.2 million, respectively, to an affiliate of KSL for consulting services and private party events.  In addition, during the twelve and thirty-six weeks ended September 6, 2011, we paid $0.7 million to Non-Core Entities for private party events, of which $0.5 million was included in prepaids and other assets as of September 6, 2011.

As of September 6, 2011 and December 28, 2010, we had receivables of $0.3 million and $0.3 million, respectively, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.4 million in the twelve and thirty-six weeks ended September 6, 2011, respectively, and $0.1 million and $0.3 million in the twelve and thirty-six weeks ended September 7, 2010, respectively, in management fees from these ventures. As of September 6, 2011 and December 28, 2010, we had a receivable of $1.9 million and $1.8 million, respectively, for volume rebates from the supplier firm in which we have an equity method investment. See Note 4.

As of September 6, 2011, we had a payable to Fillmore CCA Assets Co., Inc., an affiliate of KSL, of $0.1 million related to the purchase of Canterwood Golf and Country Club.  See Note 11.

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

•                  unusual weather patterns, extreme weather events and periodic and quasi periodic weather patterns, such as the El Nino/La Nina Southern Oscillation, hurricanes and extreme heat and/or drought;

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

•                  adverse judgments or settlements;

•                  pension plan liabilities related to divested operations;

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

Overview

We are one of the largest owners and managers of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes over 148,000 memberships and 360,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. As of September 6, 2011, we owned or operated 102 golf and country clubs and 52 business, sports and alumni clubs in 25 states, the District of Columbia and two foreign countries. We believe that our expansive network of clubs and our focus on facilities, recreation and social programming enhances our ability to attract members across a number of demographic groups.

Discontinued Non-Core Entities

In connection with the ClubCorp Formation, ClubCorp sold its Non-Core Entities to affiliates of KSL. The financial results of such entities are presented as discontinued Non-Core Entities.

Factors Affecting our Business

A significant percentage of our revenues are derived from membership dues, and these dues together with the geographic diversity of our clubs, help to provide us with a recurring revenue base that limits the impact of fluctuations in regional economic conditions. The economic environment in the past three years has negatively impacted our business and the private club industry generally, resulting in declines in revenues due to decreased membership and overall visitation and usage. Additionally, we have closed certain of our underperforming business, sports and alumni clubs. In December 2010, we ceased operating the Nashville City Club in Nashville, Tennessee and the Renaissance Club in Detroit, Michigan (however, members of the former Renaissance Club remain members of Skyline Club also in Detroit, Michigan). In February 2011, we ceased operating First City Club in Savannah, Georgia and in August 2011, we ceased operating the City Club of Washington at Franklin Square in Washington, D.C. (however, members of the former City Club of Washington at Franklin Square remain members of the City Club of Washington at Columbia Square also in Washington, D.C.). We intend to cease operating the University Club of Jackson in Jackson, Mississippi at lease expiration on December 31, 2011. Despite the impact of the current economic environment and club closings, we believe our efforts to position our clubs as focal points for their local communities with offerings that appeal to the entire family of our members have created increased member loyalty which has mitigated attrition rates in our membership base compared to the industry as a whole. We also actively manage our variable costs and focus on labor productivity to maintain profit margins and drive financial performance. We believe the strength of our clubs and the stability of our membership will enable us to maintain our position as an industry leader in the future.

We are in the business of private club ownership and management and, as one of the largest operators of private clubs in the world; we enjoy economies of scale and a leadership position. Going forward we will continue to strategically expand and upgrade our portfolio. In June 2011, we acquired three golf and country club properties in the Long Island area of New York and in August 2011, we acquired Canterwood Golf and Country Club in the Seattle, Washington area. In fiscal year 2010, we opened a new alumni club at Texas Tech University in Lubbock, Texas and acquired Country Club of the South outside Atlanta, Georgia. Additionally, our targeted capital investment program is expected to yield positive financial results as we upgrade our facilities to improve our members experience and the appearance of our private club product. In addition to renovations made at our clubs, at the end of 2010, we updated our public facing website and are in the process of adding additional functionality to our members only section of the website.

Enrollment and Retention of Members

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Although we devote substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond our control. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, operating results and financial position. We have various programs at our clubs targeted at decreasing our future attrition rate by increasing member satisfaction and usage. These programs take a proactive approach to getting current and newly enrolled members involved in activities and groups that go beyond the physical club, in addition to granting members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such offering is our Optimal Network Experiences (“O.N.E.”) product, which is a new type of upgrade offering that combines comprehensive club, community and world benefits. With this offering, members receive 50 percent off a la carte dining at their home club, access to ClubCorp’s family of clubs in the local community, and golf and dining privileges when traveling to ClubCorp’s network of more than 200 private clubs with additional access to more than 700 renowned hotels, resorts, restaurants and entertainment venues. The O.N.E. offering was initiated at North Texas golf and country clubs in the fourth quarter of 2010 and expanded to South Texas golf and country and business, sports and alumni clubs in the third quarter of 2011.

The following table presents our membership counts as of the end of each period. References to percentage changes that are not meaningful are denoted by “NM”:

			Thirty-six weeks				Thirty-six weeks
			Ended Sept. 6, 2011				Ended Sept. 7, 2010
	Sept. 6,	Dec. 28,		%	Sept. 7,	Dec. 29,		%
Total memberships at end of period:	2011	2010	Change	Change	2010	2009	Change	Change
Golf and Country Clubs
Same Store Clubs	80,705	79,105	1,600	2.0%	80,938	80,069	869	1.1%
New or Acquired Clubs	1,677	564	1,113	NM	545	—	545	NM
Total Golf and Country Clubs	82,382	79,669	2,713	3.4%	81,483	80,069	1,414	1.8%

Business, Sports and Alumni Clubs
Same Store Clubs	64,839	66,033	(1,194)	-1.8%	66,716	70,208	(3,492)	-5.0%
New or Acquired Clubs	1,473	859	614	NM	345	—	345	NM
Total Business, Sports and Alumni Clubs	66,312	66,892	(580)	-0.9%	67,061	70,208	(3,147)	-4.5%

Total
Same Store Clubs	145,544	145,138	406	0.3%	147,654	150,277	(2,623)	-1.7%
New or Acquired Clubs	3,150	1,423	1,727	NM	890	—	890	NM
Total memberships at end of period	148,694	146,561	2,133	1.5%	148,544	150,277	(1,733)	-1.2%

See “Basis of Presentation—Same Store Analysis” for definitions of Same Store Clubs and New or Acquired Clubs.

Seasonality of Demand; Fluctuations in Quarterly Results

Our quarterly results fluctuate as a result of a number of factors. Usage and membership of our country club and golf facilities decline significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business clubs typically generate a greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of sixteen or seventeen weeks of operations and the first, second and third fiscal quarters each consist of twelve weeks. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods.

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, dry, cold or rainy weather in a given region can be expected to reduce our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the region impacted. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage. A severe drought affecting a large number of properties could materially adversely affect our business and results of operations.

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

Segment EBITDA—We evaluate segment performance and allocate resources based on Segment EBITDA for each segment. We consider Segment EBITDA an important indicator of our operational strength and performance of our business. We have included Segment EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements and (ii) internally measure our operating performance. Segment EBITDA is defined as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, loss on disposal and impairment of assets, depreciation and amortization, translation gain and loss, proceeds from business interruption insurance, severance payments, the negative EBITDA impact related to estimated settlement for unclaimed property accrued during fiscal year 2009, fees and expenses paid to KSL, acquisition costs, amortization on investments in joint ventures, and the negative EBITDA impact related to an accrual made during the third fiscal quarter of 2011 for an interim arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property. Segment EBITDA for all periods presented has been calculated using this definition. Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similar titled measures reported by other companies.

Same Store Analysis—We employ “same store” analysis techniques for a variety of management purposes. By our definition, clubs are evaluated yearly and considered “same store” once they have been fully operational for one fiscal year. New or acquired clubs and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. This distinction between new or acquired clubs and same store clubs allows us to separately analyze the operating results of our established and new clubs. We believe this approach provides an effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our same store clubs without the in-comparability that would be caused by the inclusion of new or acquired clubs. Clubs divested during a period are removed from the same store classification for all periods presented and included in discontinued operations. We analyze membership on a same store basis as well, as it is not impacted by divestitures and we believe it provides a clearer picture of trends in our continuing operations.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third quarters each consist of twelve weeks while our fourth quarter consists of sixteen or seventeen weeks.

The following table presents our financial operating results as a percent of our total revenues for the periods indicated.

	Twelve Weeks Ended				Thirty-six Weeks Ended
Consolidated Condensed Statement of Operations	Sept. 6, 2011	% of Revenue	Sept. 7, 2010	% of Revenue	Sept. 6, 2011	% of Revenue	Sept. 7, 2010	% of Revenue
	(dollars in thousands)
Club operations	$128,500	73.46%	$123,042	74.59%	$361,360	72.57%	$351,082	73.29%
Food and beverage	45,891	26.23%	41,225	24.99%	134,510	27.01%	126,073	26.32%
Other revenues	547	0.31%	694	0.42%	2,111	0.42%	1,876	0.39%
Total revenues	174,938		164,961		497,981		479,031
Direct and selling, general, and administrative expenses:
Club operating costs exclusive of depreciation	115,708	66.14%	108,861	65.99%	324,312	65.13%	316,365	66.04%
Cost of food and beverage sales exclusive of depreciation	14,943	8.54%	13,443	8.15%	43,427	8.72%	40,412	8.44%
Depreciation and amortization	21,326	12.19%	21,237	12.87%	63,241	12.70%	64,110	13.38%
Provision for doubtful accounts	993	0.57%	1,060	0.64%	2,535	0.51%	2,639	0.55%
Loss (gain) on disposals/acquisitions of assets	1,090	0.62%	(5,740)	–3.48%	5,962	1.20%	(5,554)	–1.16%
Selling, general and administrative	14,978	8.56%	9,012	5.46%	36,064	7.24%	25,131	5.25%
Operating income from continuing operations	5,900	3.37%	17,088	10.36%	22,440	4.51%	35,928	7.50%
Interest and investment income	34	0.02%	54	0.03%	100	0.02%	670	0.14%
Equity in earnings from unconsolidated ventures	347	0.20%	188	0.11%	805	0.16%	895	0.19%
Interest expense	(20,156)	–11.52%	(13,017)	–7.89%	(59,845)	–12.02%	(38,365)	–8.01%
Change in fair value of interest rate cap agreements	(18)	–0.01%	(377)	–0.23%	(134)	–0.03%	(3,530)	–0.74%
Other income	865	0.49%	906	0.55%	2,592	0.52%	2,733	0.57%
(Loss) income before income taxes	(13,028)	–7.45%	4,842	2.94%	(34,042)	–6.84%	(1,669)	–0.35%
Income tax benefit	3,827	2.19%	2,869	1.74%	11,683	2.35%	4,434	0.93%
(Loss) income from continuing operations	(9,201)	–5.26%	7,711	4.67%	(22,359)	–4.49%	2,765	0.58%
Income (loss) from discontinued clubs, net of income tax benefit of $0, $4, $78 and $13 for the twelve weeks ended Sept. 6, 2011 and Sept. 7, 2010 and the thirty-six weeks ended Sept. 6, 2011 and Sept. 7, 2010, respectively	3	0.00%	(72)	–0.04%	(156)	–0.03%	(270)	–0.06%
Income (loss) from discontinued Non-Core Entities, net of income tax benefit (expense) of $266 and $(2,241) for the twelve weeks and thirty-six weeks ended Sept. 7, 2010, respectively	—	0.00%	1,059	0.64%	—	0.00%	(7,281)	–1.52%
Net (loss) income	(9,198)	–5.26%	8,698	5.27%	(22,515)	–4.52%	(4,786)	–1.00%
(Loss) income attributable to noncontrolling interests	(147)	–0.08%	(84)	–0.05%	(408)	–0.08%	5,398	1.13%
(Loss) income attributable to ClubCorp	$(9,345)	–5.34%	$8,614	5.22%	$(22,923)	–4.60%	$612	0.13%

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

Results of Operations

Comparison of the Twelve Weeks Ended September 6, 2011 and September 7, 2010

The following table presents key financial information derived from our consolidated condensed statement of operations for the twelve weeks ended September 6, 2011 and September 7, 2010. References in the financial tables to percentage changes that are not meaningful are denoted by “NM”:

	Twelve Weeks Ended
	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Total revenues	$174,938	$164,961	$9,977	6.0%
Club operating costs and expenses exclusive of depreciation(1)	131,644	123,364	8,280	6.7%
Depreciation and amortization	21,326	21,237	89	0.4%
Loss (gain) on disposals of assets	1,090	(5,740)	6,830	NM
Selling, general and administrative expenses	14,978	9,012	5,966	66.2%
Operating income from continuing operations	5,900	17,088	(11,188)	–65.5%
Interest and investment income	34	54	(20)	–37.0%
Equity in earnings from unconsolidated ventures	347	188	159	84.6%
Interest expense	(20,156)	(13,017)	7,139	54.8%
Change in fair value of interest rate cap agreements	(18)	(377)	359	95.2%
Other income	865	906	(41)	–4.5%
(Loss) income before income taxes	(13,028)	4,842	(17,870)	–369.1%
Income tax benefit	3,827	2,869	958	33.4%
(Loss) income from continuing operations	$(9,201)	$7,711	$(16,912)	–219.3%

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $174.9 million increased $10.0 million, or 6.0%, for the twelve weeks ended September 6, 2011 compared to the twelve weeks ended September 7, 2010 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $8.7 million, or 6.8%, of which $5.5 million is attributable to country club properties acquired in 2010 and 2011. The remaining golf and country club revenue increase is primarily due to increases in membership revenues and food and beverage revenues.  Additionally, business, sports and alumni clubs revenues increased $1.5 million, or 4.1%, of which $0.5 million is attributable to a new alumni club that opened in 2010.  The remaining business, sports and alumni clubs revenues increased primarily due to an increase in corporate private party revenues.

Club operating costs and expenses increased $8.3 million, or 6.7%, for the twelve weeks ended September 6, 2011 compared to the twelve weeks ended September 7, 2010, of which $4.7 million is attributable to club properties acquired or opened in 2010 and 2011. The remaining increase of $3.6 million is primarily due to increased labor and cost of goods sold associated with increased revenue, increased variable compensation expense due to improved company performance and increased golf course maintenance utility expenses due to the continued heat and drought conditions in certain portions of the southern United States.

Loss on disposal of assets for the twelve weeks ended September 6, 2011 was comprised primarily of asset retirements. Gain on disposal of assets for the twelve weeks ended September 7, 2010 was primarily comprised of insurance proceeds of $2.4 million, bargain purchase gain on the purchase of a country club property of $1.2 million, gain on sale of property in Mexico of $3.0 million and offset by a $0.9 million loss from other transactions and asset retirements in the normal course of business.

Selling, general and administrative expenses increased $6.0 million, or 66.2%, for the twelve weeks ended September 6, 2011 compared to the twelve weeks ended September 7, 2010 primarily due to the accrual of $4.1 million for an interim arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquistion and development of a golf course property.  Additionally, we have incurred legal, professional and other costs in connection with the acquisition of three new golf and country club properties in June 2011 and one new golf and country club property in August 2011 and increased labor costs related to the transition and centralization of club accounting and related functions to a corporate function, which resulted in an increase in selling, general and administrative expenses and an offsetting decrease in labor costs reported in Club operating costs and expenses.

Interest expense increased $7.1 million, or 54.8%, for the twelve weeks ended September 6, 2011 compared to the twelve weeks ended September 7, 2010 due to higher interest rates on our senior notes issued, and loans under our senior secured credit facility entered into in November 2010, compared to the interest rates applicable to the loans under our prior credit facility partially offset by lower principal amounts.

Income tax benefit for the twelve weeks ended September 6, 2011 increased $1.0 million, or 33.4%, compared to the twelve weeks ended September 7, 2010.  The increase was driven primarily by a $17.9 million decrease in pre-tax income. The effective tax rates were 29.4% and (59.2)% for the twelve weeks ended September 6, 2011 and the twelve weeks ended September 7, 2010, respectively. For the twelve weeks ended September 6, 2011, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to state taxes and foreign income taxes. For the twelve weeks ended September 7, 2010, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to a one-time benefit recognized for foreign income taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended September 6, 2011 and September 7, 2010:

	Twelve Weeks Ended
Same Store Golf and Country Clubs	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	97	97
Total revenues	$131,011	$127,844	$3,167	2.5%
Segment EBITDA from continuing operations	35,361	35,675	(314)	-0.9%

	Twelve Weeks Ended
Total Golf and Country Clubs	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	102	98
Total revenues	$137,699	$128,984	$8,715	6.8%
Segment EBITDA from continuing operations	36,409	35,623	786	2.2%

Total revenues for same store golf and country clubs increased $3.2 million, or 2.5%, for the twelve weeks ended September 6, 2011 compared to the twelve weeks ended September 7, 2010 primarily due to increases in membership revenues and food and beverage revenues. Despite a 2.8% decline in memberships, membership revenues increased 2.5% due to an increase in dues per membership driven in part by the O.N.E. offering. Food and beverage revenues increased 4.4% due to an increase in a la carte visits and corporate private party events. Revenues were slightly impacted by Hurricane Irene which affected the East Coast in August 2011 as certain clubs were closed for a period of time.

Segment EBITDA for same store golf and country clubs decreased $0.3 million, or 0.9%, for the twelve weeks ended September 6, 2011 compared to the twelve weeks ended September 7, 2010 primarily due to an increase in variable compensation expense, increased golf course maintenance utility expenses due to the continued heat and drought conditions in certain portions of the southern United States and a slight decrease in revenue due to the impact of Hurricane Irene offset by the overall increase in membership revenues and food and beverage revenues.  Segment EBITDA margin for same store golf and country clubs decreased 90 basis points for the twelve weeks ended September 6, 2011 to 27.0% compared to 27.9% for the twelve weeks ended September 7, 2010 primarily due to the increases in variable compensation and golf course maintenance utility expenses as well as a decrease in food and beverage margin as members with O.N.E. benefits purchase a la carte dining at a discount resulting in lower margins.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended September 6, 2011 and September 7, 2010:

	Twelve Weeks Ended
Same Store Business, Sports and Alumni Clubs	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	51	51
Total revenues	$36,887	$35,866	$1,021	2.8%
Segment EBITDA from continuing operations	6,198	4,939	1,259	25.5%

	Twelve Weeks Ended
Total Business, Sports and Alumni Clubs	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	52	52
Total revenues	$37,659	$36,159	$1,500	4.1%
Segment EBITDA from continuing operations	6,254	4,807	1,447	30.1%

Total revenues for same store business, sports and alumni clubs increased $1.0 million, or 2.8%, for the twelve weeks ended September 6, 2011 compared to the twelve weeks ended September 7, 2010 primarily due to an increase in food and beverage revenues. Food and beverage revenues increased 7.1% primarily as a result of increased private party revenues, which increased 10.0% primarily due to an increase in revenues from corporate private party events. Additionally, membership revenues declined 0.1% as higher average monthly dues per membership offset a 3.2% decline in memberships. Although memberships declined, we saw an improvement in the rate of decline in memberships in the twelve weeks ended September 7, 2011 compared to the twelve weeks ended September 6, 2010.

Segment EBITDA for same store business, sports and alumni clubs increased $1.3 million, or 25.5%, for the twelve weeks ended September 6, 2011 compared to the twelve weeks ended September 7, 2010 and Segment EBITDA margin for same store business, sports and alumni clubs increased 300 basis points for twelve weeks ended September 6, 2011 to 16.8% compared to 13.8% for the twelve weeks ended September 7, 2010 primarily due to reductions in operating costs and expenses as well as a favorable rent adjustment resulting from the renegotiation of a lease.

Comparison of the Thirty-Six Weeks Ended September 6, 2011 and September 7, 2010

The following table presents key financial information derived from our consolidated condensed statement of operations for the thirty-six weeks ended September 6, 2011 and September 7, 2010. References in the financial tables to percentage changes that are not meaningful are denoted by “NM”:

	Thirty-Six Weeks Ended
	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Total revenues	$497,981	$479,031	$18,950	4.0%
Club operating costs and expenses exclusive of depreciation(1)	370,274	359,416	10,858	3.0%
Depreciation and amortization	63,241	64,110	(869)	–1.4%
Loss (gain) on disposals of assets	5,962	(5,554)	11,516	NM
Selling, general and administrative expenses	36,064	25,131	10,933	43.5%
Operating income from continuing operations	22,440	35,928	(13,488)	–37.5%
Interest and investment income	100	670	(570)	–85.1%
Equity in earnings from unconsolidated ventures	805	895	(90)	–10.1%
Interest expense	(59,845)	(38,365)	21,480	56.0%
Change in fair value of interest rate cap agreements	(134)	(3,530)	3,396	96.2%
Other income	2,592	2,733	(141)	–5.2%
Loss before income taxes	(34,042)	(1,669)	(32,373)	–1939.7%
Income tax benefit	11,683	4,434	7,249	163.5%
(Loss) income from continuing operations	$(22,359)	$2,765	$(25,124)	–908.6%

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $498.0 million increased $19.0 million, or 4.0%, for the thirty-six weeks ended September 6, 2011 compared to the thirty-six weeks ended September 7, 2010 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $16.7 million, or 4.6%, of which $9.3 million is attributable to country club properties acquired in 2010 and 2011. The remaining golf and country club revenues increase is primarily due to increases in golf operations and membership revenues.  The increase in golf operations is driven by improved weather in the first quarter of 2011 compared to the first quarter of 2010 and membership offerings and programs driving increased usage.  Additionally, there was an increase in merchandise revenues which further drove the increase in golf operations revenues. Business, sports and alumni revenues increased $2.7 million, or 2.3%, of which $1.7 million is attributable to a new alumni club that opened in 2010.  The remaining business, sports and alumni clubs revenues increased primarily due to an increase in corporate private party revenues partially offset by a decrease in membership dues.

Club operating costs and expenses increased $10.9 million, or 3.0%, for the thirty-six weeks ended September 6, 2011 compared to the thirty-six weeks ended September 7, 2010. Club operating costs and expenses attributable to club properties acquired or opened in 2010 and 2011 were $9.0 million. The remaining increase of $1.9 million is primarily due to increased labor and cost of goods sold associated with increased revenue, increased variable compensation expense due to improved company performance, increased golf course maintenance utility expenses due to the continued heat and drought conditions in certain portions of the southern United States offset by decreased insurance and risk expenses and a decrease in foreign currency transaction gains and losses.

Loss on disposal of assets for the thirty-six weeks ended September 6, 2011 was comprised primarily of asset retirements. Gain on disposal of assets for the thirty-six weeks ended September 7, 2010 was comprised primarily of insurance proceeds of $2.4 million, eminent domain proceeds received of $1.5 million, bargain purchase gain on the purchase of a country club of $1.2 million, gain on sale of property in Mexico of $3.0 million and offset by a $2.6 million loss from other transactions and asset retirements in the normal course of business.

Selling, general and administrative expenses increased $10.9 million, or 43.5%, for the thirty-six weeks ended September 6, 2011 compared to the thirty-six weeks ended September 7, 2010.  This increase is driven by the accrual of $4.1 million for an interim arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property as well as increased professional fees in connection with becoming a public filer with the Securities and Exchange Commission, and legal, professional and other costs incurred in connection with the acquisition of four new golf and country club properties in 2011.   Additionally, there were increased labor costs related to the transition and centralization of club accounting and related functions to a corporate function, which resulted in an increase in selling, general and administrative expenses and an offsetting decrease in labor costs reported in Club operating costs and expenses.

Interest expense increased $21.5 million, or 56.0%, for the thirty-six weeks ended September 6, 2011 compared to the thirty-six weeks ended September 7, 2010 due to higher interest rates on our senior notes issued, and the loans under our senior secured credit facility entered into in November 2010, compared to the interest rates applicable to the loans under our prior credit facility partially offset by lower principal amounts.

Income tax benefit for the thirty-six weeks ended September 6, 2011 increased $7.2 million, or 163.5%, compared to the thirty-six weeks ended September 7, 2010.  The increase was driven primarily by a $32.4 million decrease in pre-tax income. The effective tax rates were 34.3% and 265.7% for the thirty-six weeks ended September 6, 2011 and the thirty-six weeks ended September 7, 2010, respectively.  For the thirty-six weeks ended September 6, 2011, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to state taxes and foreign income taxes. For the thirty-six weeks ended September 7, 2010, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to a one-time benefit recognized for foreign income taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the thirty-six weeks ended September 6, 2011 and September 7, 2010:

	Thirty-Six Weeks Ended
Same Store Golf and Country Clubs	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	97	97
Total revenues	$372,197	$364,747	$7,450	2.0%
Segment EBITDA from continuing operations	102,787	100,708	2,079	2.1%

	Thirty-Six Weeks Ended
Total Golf and Country Clubs	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	102	98
Total revenues	$382,628	$365,887	$16,741	4.6%
Segment EBITDA from continuing operations	104,446	100,646	3,800	3.8%

Total revenues for same store golf and country clubs increased $7.5 million, or 2.0%, for the thirty-six weeks ended September 6, 2011 compared to the thirty-six weeks ended September 7, 2010 due to increases in golf operations, membership and food and beverage revenues. Golf operations revenues increased 2.9% driven by a 1.1% increase in golf rounds resulting in increased member spend, including an increase in revenues from merchandise sales.  The increase in golf rounds was primarily attributable to improved weather in the first quarter of 2011 compared to the first quarter of 2010, as well as membership upgrade offerings such as the O.N.E. offering which resulted in increased member usage. Merchandise revenues increased 7.9% compared to the same period in 2010. Despite a 1.5% decline in memberships, membership revenues increased 1.7% due to an increase in dues per membership driven in part by the O.N.E. offering. Food and beverage revenues increased 2.1% due to an increase in a la carte visits. Revenues were slightly impacted by Hurricane Irene which affected the East Coast in August 2011 as certain clubs’ operations were interrupted for a period of time.

Segment EBITDA for same store golf and country clubs increased $2.1 million, or 2.1%, for the thirty-six weeks ended September 6, 2011 compared to the thirty-six weeks ended September 7, 2010 primarily due to the increase in revenues, partially offset by a related increase in operating costs and expenses as well as increased variable compensation expense and increased golf course utility maintenance expenses due to the continued heat and drought conditions in certain portions of the southern United States offset by an increase in revenues. Segment EBITDA margin for same store golf and country clubs was 27.6% for both the thirty-six weeks ended September 6, 2011 and September 7, 2010. There has been a decrease in food and beverage margin as members with O.N.E. benefits purchase a la carte dining at a discount resulting in lower margins.  This decrease has been offset by the increase in higher margin golf operations and membership revenues.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the thirty-six weeks ended September 6, 2011 and September 7, 2010:

	Thirty-Six Weeks Ended
Same Store Business, Sports and Alumni Clubs	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	51	51
Total revenues	$115,744	$114,705	$1,039	0.9%
Segment EBITDA from continuing operations	19,269	18,379	890	4.8%

	Thirty-Six Weeks Ended
Total Business, Sports and Alumni Clubs	Sept. 6, 2011	Sept. 7, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	52	52
Total revenues	$117,693	$114,998	$2,695	2.3%
Segment EBITDA from continuing operations	19,232	18,179	1,053	5.8%

Total revenues for same store business, sports and alumni clubs increased $1.0 million, or 0.9%, for the thirty-six weeks ended September 6, 2011 compared to the thirty-six weeks ended September 7, 2010 primarily due to an increase in food and beverage revenues offset by a decrease in membership dues. Food and beverage revenues increased 4.3% primarily as a result of increased private party revenues, which increased 6.8% primarily due to an increase in revenues from corporate private party events. Membership dues decreased 1.1% due to a 5.5% decline in memberships, offset by higher average monthly dues per membership. Although memberships declined, we saw an improvement in the rate of decline in memberships in the thirty-six weeks ended September 7, 2011 compared to the thirty-six weeks ended September 6, 2010. Member referral programs offered in the second half of 2009 that provided dues discounts to referring members began expiring in the second half of 2010 and contributed to the increase in average dues per membership.

Segment EBITDA for same store business, sports and alumni clubs increased $0.8 million, or 4.8%, for the thirty-six weeks ended September 6, 2011 compared to the thirty-six weeks ended September 7, 2010 and Segment EBITDA margin for same store business, sports and alumni clubs increased 70 basis points for the thirty-six weeks ended September 6, 2011 to 16.7% compared to 16.0% for the thirty-six weeks ended September 7, 2010 due to reductions in operating costs and expenses as well as a favorable rent adjustment resulting from the renegotiation of a lease offset partially by a shift in revenue from higher margin dues revenues to lower margin food and beverage revenues.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our properties, fund expansions at our properties, make distributions to our equityholders and be poised for external growth in the marketplace. Our cash position increased $1.0 million to $57.5 million as of September 6, 2011 compared to $56.5 million as of December 28, 2010. The primary reason for the increase was cash provided by operations offset by the spend of capital to expand and improve our existing properties, cash used to repay debt and cash used to acquire four golf and country club properties.

Historically, we have financed our operations and cash needs primarily through cash flows from operations and debt. We anticipate using cash flows from operations in the remainder of 2011and 2012 principally to fund planned capital replacement expenditures, repay debt, and build cash reserves. We expect to use our cash reserves to grow and expand our business through a combination of improvements and expansions of existing facilities, as well as strategically select club acquisitions. Based on our current projections, we believe our current assets and cash flows from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as to support our anticipated capital expenditures and debt service.

Cash Flows from Operating Activities

Our cash flows from operations decreased $19.3 million to $59.7 million for the thirty-six weeks ended September 6, 2011 compared to $79.0 million for the thirty-six weeks ended September 7, 2010 primarily due to increased income tax and interest payments. Our income tax payments for the thirty-six weeks ended September 6, 2011 were $11.7 million higher than our income tax payments for the comparable period in 2010 due to taxable income in 2010 related to the ClubCorp Formation compared to a net loss in 2009. Our interest payments for the thirty-six weeks ended September 6, 2011 were $9.7 million higher than our interest payments for the comparable period in 2010 as a result of higher interest rates on our senior notes issued and the loans under our senior secured credit facility entered into in November 2010 compared to the interest rates applicable to the loans under our prior credit facility.

Cash Flows used in Investing Activities

Our cash flows used in investing activities increased $32.4 million to $51.0 million for the thirty-six weeks ended September 6, 2011 compared to $18.6 million for the thirty-six weeks ended September 7, 2010. During the thirty-six weeks ended September 6, 2011, we used $28.4 million for improving and expanding our existing properties and $22.7 million on the acquisition of four golf and country club properties. During the thirty-six weeks ended September 7, 2010, we used $27.7 million for improving and expanding our existing properties, $7.4 million on the acquisition of a golf and country club property and collected $14.0 million on a note receivable from an affiliate of KSL.

Cash Flows used in Financing Activities

Our cash flows used in financing activities decreased $19.1 million to $7.7 million for the thirty-six weeks ended September 6, 2011 compared to $26.7 million for the thirty-six weeks ended September 7, 2010. Cash used in financing activities relates primarily to transactions related to our debt. During the thirty-six weeks ended September 6, 2011, we decreased our debt by $8.7 million. During the thirty-six weeks ended September 7, 2010, we decreased our debt by $26.9 million.

Our cash and cash equivalents excluding discontinued Non-Core Entities increased by $1.0 million in the thirty-six weeks ended September 6, 2011 and increased by $33.9 million in the thirty-six weeks ended September 7, 2010.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the thirty-six weeks ended September 6, 2011and September 7, 2010, we spent approximately $15.8 million and $17.7 million, respectively, in capitalized costs to maintain our existing properties. We anticipate spending approximately $12.1 million in additional capital expenditures to maintain our facilities in the remainder of fiscal year 2011.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $35.4 million and $17.5 million for the thirty-six weeks ended September 6, 2011and September 7, 2010, respectively. We anticipate spending an additional $8.5 million in the remainder of fiscal year 2011 for expansion and improvement projects we feel have a high potential for return on investment. This amount could increase if acquisition opportunities are identified that fit our strategy to expand our business through select acquisitions.

Debt

Senior Secured Debt

2010 Senior Secured Credit Facility—On November 30, 2010, we entered into a senior secured credit facility with Citigroup, as administrative agent, which is comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. As of September 6, 2011, we had $16.5 million of standby letters of credit outstanding and $33.5 million remaining available for borrowing under the revolving credit facility.

As of September 6, 2011, we were in compliance with all covenants under the senior secured credit facility.

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

The debt covenants became effective beginning with the fiscal quarter ended March 22, 2011. The following table shows the financial ratios as of September 6, 2011 for continuing operations:

Four Quarters Ended Sept. 6, 2011
(dollars in thousands)
Adjusted EBITDA(1)	$152,973
Total adjusted debt(2)	$767,588
Total adjusted interest expense(3)	$56,764
Financial ratios:
Total Leverage Ratio	5.02x
Interest Coverage Ratio	2.69x

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

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA is as follows:

	Thirty-Six Weeks Ended Sept. 6, 2011	Four Quarters Ended Sept. 6, 2011
	(dollars in thousands)
Net (loss) income	$(22,515)	$235,148
Interest expense	59,845	78,645
Income tax expense	(11,683)	49,860
Interest and investment income	(100)	(144)
Depreciation and amortization	63,241	91,804
EBITDA	88,788	455,313
Management fees(a)	948	1,245
Impairments and write-offs(b)	—	9,243
Employee termination costs(c)	384	708
Foreign currency gain(d)	(583)	(638)
Noncontrolling interest—expense(e)	(408)	(1,087)
Acquisition transaction adjustment—revenue(f)	3,883	6,348
Acquisition transaction adjustment—equity investment basis(g)	1,418	2,048
Discontinued and divested operations loss(h)	156	1,330
Equity investment expense net of cash distributions(i)	347	114
Loss/gain on disposals and acquisitions of assets(j)	5,962	6,258
Franchise taxes(k)	349	497
Non-cash gains related to mineral rights(l)	(2,592)	(3,790)
Acquisition transaction costs(m)	1,311	1,311
Change in fair value of interest rate cap agreements(n)	134	133
Costs of surety bonds(o)	23	33
Non-recurring charges— interim arbitration award(p)	4,114	4,114
Non-recurring charges— other(q)	2,314	2,996
Gain on extinguishment of debt(r)	—	(334,412)
Property tax accrual—California Proposition 13(s)	1,053	1,209
Adjusted EBITDA	$107,601	$152,973

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

(m)                           Represents legal, professional and other costs related to the acquisition of three new golf and country club properties in June 2011.

(n)                                 Represents change in the fair value of our interest cap agreements.

(o)                                 Represents costs of our surety bonds relating to financing activities.

(p)                                 Represents non-recurring charges in connection with the accrual for an interim arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property.

(q)                                 Represents non-recurring charges in connection with the ClubCorp Formation.

(r)                                    Represents the gain on extinguishment of debt in connection with the ClubCorp Formation.

(s)                                  Represents accrual for estimated property tax liabilities related to the state of California’s Proposition 13 resulting from the acquisition of ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(2)                                  The reconciliation of our long-term debt to adjusted debt is as follows:

As of Sept. 6, 2011
(dollars in thousands)
Long-term debt (net of current portion)	$773,116
Current maturities of long-term debt	12,965
Outstanding letters of credit(a)	16,507
Adjustment per credit agreement(b)	(35,000)
Total adjusted debt	$767,588

(a)                                  Represents total outstanding letters of credit.

(b)                                 Represents adjustment per our senior secured credit facility. Long-term debt is reduced by the lesser of (1) $35.0 million and (2) total unrestricted cash and cash equivalents.

(3)                                  The reconciliation of our interest expense to adjusted interest expense is as follows:

	Thirty-Six Weeks Ended Sept. 6, 2011	Four Quarters Ended Sept. 6, 2011
	(dollars in thousands)
Interest expense	$59,845	$78,645
Less: Interest expense related to Membership deposit liabilities(a)	(13,753)	(19,823)
Less: Loan origination fee amortization(b)	(1,319)	(2,346)
Less: Revolver commitment fees(c)	(172)	(191)
Add: Capitalized interest(d)	265	302
Add: Net payments for interest rate cap(e)	—	208
Add: Interest income	(15)	(31)
Total adjusted interest expense	$44,851	$56,764

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of September 6, 2011. There have been no material changes outside the normal course of business to our contractual obligations and other commercial commitments since December 28, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk during the thirty-six weeks ended September 6, 2011. For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 6, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 6, 2011.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 6, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of ClubCorp Club Operations, Inc. for the quarter ended September 6, 2011, filed on October 13, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements. ***

*	Exhibit is filed herewith.
**	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
***

Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBCORP CLUB OPERATIONS, INC.

Date: October 13, 2011	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)