Form 10-K
period 2011-12-27
ClubCorp Club Operations, Inc.
filed 2012-03-26
CIK 1515382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2011.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The registrant’s shares of common stock are not traded on an exchange or in any public market.  As of December 27, 2011, the number of the shares outstanding of the registrant’s common stock was 1,000.

PART I

ITEM 1.    BUSINESS

Overview

Unless the context otherwise requires, the terms “ClubCorp,” “we,” “us,” “our” in this Form 10-K (this “Form 10-K”) refer to ClubCorp Club Operations, Inc. and its subsidiaries (ClubCorp, Inc. and subsidiaries prior to November 30, 2010). Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December.

We are one of the largest owners and managers of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes over 145,000 memberships and 350,000 individual members. As of December 27, 2011, we owned or operated 101 golf and country clubs and 51 business, sports and alumni clubs in 24 states, the District of Columbia, and two foreign countries. We position our clubs to provide our members with comprehensive facilities and programs, as well as recreational and social interactions, which serve as a focal point for the local community. We believe that our expansive network of clubs and our focus on facilities, recreation and social programming enhances our ability to attract members across a number of demographic groups. Our clubs’ offerings are designed to appeal to the entire family, resulting in member loyalty that we believe translates financially into a more economically resilient leisure product and allows us a greater ability to capture discretionary leisure spending than traditional clubs. A significant percentage of our revenues are derived from membership dues, which provides a stable recurring revenue base. Furthermore, the geographic diversity of our clubs, limits the impact of adverse regional weather patterns and economic conditions.

Our portfolio of golf properties includes a broad offering of clubs designed to appeal to a diverse membership base with a specific focus on the mass affluent market segment, which we define as households with annual income of $75,000 or greater. Our business clubs are generally located in office towers or business complexes and cater to business executives, professionals and entrepreneurs with a need to meet, network and socialize in a private, upscale location. Our sports clubs include a variety of fitness and racquet facilities. Our alumni clubs are associated with universities with significant alumni networks, and are designed to provide a connection between the university and its alumni and faculty. In addition, we offer a network of products, services and amenities through membership upgrades that provide access to our extensive network of clubs and leverage our alliances with other clubs, facilities and properties. For example, for incremental monthly dues our reciprocal access program allows our members to have access to clubs in other geographical areas, which is arranged by our in-house travel concierge.

Founded in 1957 with one country club in Dallas, Texas, we were one of the first companies to enter into the professional ownership and operation of golf and country club businesses. In 1966, we established our first business club on the belief that we could profitably expand our operations by delivering quality service and focusing on member satisfaction in a related line of business. In 1999, having reached a critical mass, we began selling various upgrade programs that offer participating members reciprocal access to virtually all of our clubs, providing our members more choices for a wide variety of products, services and amenities. As of December 27, 2011, over 38% of our members took advantage of one or more of our membership upgrade programs that offer participating members access to virtually all of our clubs and other clubs, facilities and properties through usage arrangements, for incremental monthly dues. We remained family owned until December 2006, when we were acquired by affiliates of KSL Capital Partners, LLC (“KSL” or “Sponsor”), a private equity firm specializing in travel and leisure businesses.

Our operations are organized into two principal business segments: (1) golf and country clubs, which accounted for 76% of consolidated operating revenues for the fiscal year ended December 27, 2011 and (2) business, sports and alumni clubs, which accounted for 24% of consolidated operating revenues for the fiscal year ended December 27, 2011.

The following charts provide a breakdown of consolidated operating revenues for the fiscal year ended December 27, 2011 by type and by geography:

Consolidated Revenue by Type	Consolidated Revenue by Geography

The golf industry is a highly fragmented competitive landscape with approximately 4,200 private golf clubs in the United States, and just 14.3% of which were under corporate management according to data provided by the National Golf Foundation as of December 31, 2011. The top 12 golf management companies, including ClubCorp, owned or managed just 302 golf clubs, or 7.2% of all private golf clubs as of December 27, 2011. We believe that there are just five companies that each own or operate more than 25 private golf and country clubs in the United States. In addition, based on statistics provided by the National Golf Foundation, we believe we are the largest owner and manager of private golf clubs, with nearly twice as many private golf clubs as our closest competitor.

As one of the largest owners of private clubs in the United States, we enjoy substantial economies of scale in management, marketing and purchasing over member-owned and individual privately-owned clubs. For example, we are a member of a purchasing cooperative of hospitality companies, which allows us to better control costs associated with operating our clubs. We also publish our own award-winning quarterly lifestyle magazine, Private Clubs, which we use to showcase our facilities, strategic products and services, marketing relationships and other content that is relevant to our members. While we are able to take advantage of these economies of scale, our members receive benefits in the form of professional management, lower costs and access to multiple clubs and greater amenities. We believe this helps to further drive membership retention and growth.

Competitive Strengths

We became a leader in the private club industry by following our commitment to quality of service and focus on member satisfaction, as well as by taking advantage of a variety of organic growth opportunities, including the implementation of network offerings of products, services and amenities, and external growth opportunities, such as through the acquisition and rehabilitation of underperforming clubs. We intend to maintain our leadership position by continuing to capitalize on the following competitive strengths:

•                  Strong and Diverse Network of Clubs.  We believe we have a diverse portfolio of clubs anchored by marquee assets and complimented by local clubs woven into the community of our members. We own private golf and country clubs in established regional and local markets that we believe are conveniently located to our members including clubs in urban and suburban locations, such as Gleneagles Country Club (over 1,600 members as of December 27, 2011) outside of Dallas, Texas, and Coto de Caza Golf & Racquet Club (over 1,900 members as of December 27, 2011) in Orange County, California. We also own and manage well known business, sports and alumni clubs, such as the Boston College Club in Boston, Massachusetts, the Metropolitan Club in Chicago, Illinois, the City Club of Washington in Washington, D.C., and the University of Texas Club in Austin, Texas.

As of December 27, 2011, we had 152 facilities in 24 states, Washington D.C. and two foreign countries, with strategic concentrations in strong golf markets and major metropolitan areas. As a result of this size and geographic diversity, our operating revenues and cash flows are not reliant on any one property. Our most significant country club facility, Firestone Country Club, accounted for 3.1% of our consolidated operating revenues and our 10 largest clubs accounted for 23.2% of our consolidated operating revenues for the fiscal year ended December 27, 2011. The breadth of our portfolio of facilities and the broad geographic distribution of our operations limits the impact of adverse regional weather patterns and fluctuations in regional economic conditions.

Our expansive network of clubs allows us to provide members with product diversity by offering a range of high-end to entry-level clubs. Product diversity and the ability for members to access our clubs on a national level by participating in one of our membership upgrade programs, make the club experience available to and affordable for a variety of individuals within the mass affluent market that we target. We believe our policy of not imposing capital expenditure assessments on our members differentiates us from the financial model of member-owned clubs and enhances our ability to attract and retain members.

Our extensive network of clubs and alliances with other clubs, facilities and properties also allow us to provide numerous services and amenities to our members that may not be available in member-owned and individual privately-owned clubs that do not have such alliances. Over 38.0% of our members take advantage of one or more of our membership upgrade programs, which provide access to our network of clubs and other clubs, facilities and properties for incremental monthly dues. The benefits of these programs extend beyond our clubs. We have arranged for access privileges with over 150 country clubs for golf and over 65 business clubs (including our clubs) for dining, all for the benefit of our members. We have also established arrangements with restaurants such as Emeril Lagasse and The Capital Grille, resorts such as Barton Creek Resort & Spa, The Homestead and Squaw Valley and Alpine Meadows ski areas, and hotels such as The Ritz-Carlton, Hyatt, and numerous other alliances that provide additional products, services and amenities to our members further enhancing the value proposition for our members. We are able to make reservations within our network of clubs and other properties convenient for members by providing an in-house travel concierge (ClubLine), and by offering access to an inventory of VIP tickets through our own web portal (TicketLine).

•                  Marquee Collection of Assets.  We believe that we have assembled a portfolio of some of the best known golf and business clubs across the United States and that these properties help distinguish us from our competitors. Examples of our clubs include iconic assets, such as Firestone Country Club in Akron, Ohio (site of the World Golf Championships—Bridgestone Invitational) and Mission Hills Country Club in Rancho Mirage, California (site of the Kraft Nabisco Championship) and well known business, sports and alumni clubs, such as Boston College Club in Boston, Massachusetts, the Metropolitan Club in Chicago, Illinois, the City Club of Washington in Washington, D.C., and the University of Texas Club in Austin, Texas.

Many of our country clubs are located in densely populated areas where land use and other regulatory limitations or the ability to acquire land of sufficient size to develop a new country club or golf facility makes creating a new club impractical or prohibitively expensive. For example, Morgan Run Club & Resort, in the San Diego, California metropolitan area, was established in 1968, and Braemer Country Club, in the Los Angeles, California metropolitan area, was established in 1961. We believe our clubs are among the top private golf clubs within our respective submarkets based on the quality of our facilities, breadth of our amenities and consistent high quality programs and events. Additionally, we have invested over $295.4 million of capital since 2007 to improve, maintain and expand our existing asset base, including new family water recreation facilities, fitness centers, clubhouses and complete renovations at a number of our clubs. These strategic capital investments have been targeted at maintaining the attraction and relevance of our clubs and cater to the evolving needs of current and prospective members.

We are the fee simple real estate owners for 80 of our 101 golf and country clubs, which we believe enhances our ability to maximize the value of our clubs and business. By owning the real estate underlying our clubs, we have been able to implement capital plans as we see fit and generate returns on our investments. In addition, past real estate market conditions have permitted us to sell a portion of our real estate while maintaining the full function and attractiveness of our clubs. For example, in 2005 at the Aliso Viejo Golf Club in Aliso Viejo, California, we sold 9 holes and a driving range as raw land to Shea Homes for net proceeds of approximately $85 million to be developed as a single family community of 502 homes. We redeveloped the remaining 18 holes of the Aliso Viejo Golf Club into a private country club, which we completed in 2008.

Furthermore, our business, sports and alumni clubs are typically viewed as an attractive amenity of the office tower, business park or stadium in which we operate. This dynamic facilitates our ability to procure attractive lease terms and obtain investment from our landlords. In 2011, we negotiated a lease amendment for the Silicon Valley Capital Club in San Jose, California whereby the landlord provided $0.8 million in tenant improvement contributions towards approximately $2.8 million in design and construction. In 2010, we negotiated a lease modification in connection with the relocation of the Commerce Club located in Atlanta, Georgia whereby the landlord provided $2.3 million in tenant improvement contributions towards approximately $6.5 million in design and construction.

•                  Large Membership Base with Attractive Member Demographics.  Our large base of memberships creates a significant recurring revenue stream. Over the past ten years, our membership base has averaged approximately 158,000 memberships, and as of December 27, 2011, our membership count included over 145,000 memberships, including members of all owned and managed clubs. While membership count stands at a 10 year low and approximately 15.6% below peak 2006 levels, our membership count has proven resilient despite the recent economic downturn and provides us with a growth opportunity as general economic conditions continue to stabilize. For the fiscal year ended December 27, 2011, membership dues were $340.0 million, representing 46.8% of our consolidated operating revenues. For the fiscal year ended December 27, 2011, our membership retention was 84.1% in golf and country clubs and 76.5% in business, sports and alumni clubs for a blended average total company retention rate of 80.6%.

The following chart shows our membership count and retention rate for the past ten years for continuing operations as of December 27, 2011:

ClubCorp Long Term Membership Count and Retention Level

In addition, we believe our members represent a highly attractive captive customer base for the goods and services delivered at our clubs. According to our own 2011 data, the average member visits one of our clubs 35 times per year with average revenue of $4,200 annually per membership, including dues, and, specifically, the average golf member visits one of our clubs 65 times per year with average revenue of $7,400 annually per membership, including dues. We believe the combination of the financial resources of our members and the sense of belonging fostered by our focus on member satisfaction drives loyalty and frequent use of our clubs and lessens our sensitivity to adverse economic conditions.

We believe the strength and resiliency of our membership base is driven by (1) the integral role our clubs play in the social lives and community of our members, (2) the financial commitments made by our members through initiation payments, and (3) our no-assessment policy, which provides our members with greater certainty as to the financial commitment to our clubs.

•                  Host of High Profile Golf Events and Winner of National Accolades.  Each year, we host a number of high profile events and win numerous local and national awards which generate substantial publicity and help drive new membership and club utilization. In 2011, we hosted three nationally recognized golf tournaments affiliated with the PGA Tour, the LPGA Tour and the R&A Group, which organizes and stages The Open Championship, golf’s oldest major. We believe we have established a strong working relationship with these golf organizations. Tournaments hosted by us during 2011 include the World Golf Championships - Bridgestone Invitational at Firestone Country Club, the Kraft Nabisco Championship at Mission Hills Country Club and the British Open qualifier at Gleneagles Country Club. Our clubs perennially appear on national and local “best of” lists for golf, tennis and dining. In 2011, Firestone Country Club ranked 11th on the Golf World Readers’ Choice Awards—Top 50 Private Clubs, Diamante Golf Club ranked 38th on America’s 50 Toughest Golf Courses, and Aspen Glen Club, Southern Trace Country Club, the Hills Country Club at Lakeway, Firestone Country Club and Diamante Golf Club were each named in their respective states to the Golf Digest “Best-in-State” rankings.

•                  Experienced Management Team.  We believe we have some of the most experienced and dedicated professional managers and executives in the private club industry. As of the date of this Form 10-K, our eight executive officers had a combined 198 years of related career experience, including 156 years of hospitality and club specific experience. In addition, we have attracted and retained qualified, dedicated managers for our clubs. As of December 27, 2011, our club general managers had an average of 11 years of service with us, collectively operated an aggregate of over 2,300 holes of golf and managed approximately 1.6 million square feet of business clubs, which combined hosted approximately 85,000 corporate and social banquet and catering events as well as over 4,700 organized golf outings in 2011.

Business Strategy

Fundamental to ClubCorp’s business is the belief that private clubs represent a significant business opportunity for a company to apply professional sales and management skills with the dedication to personal service necessary to attract and retain members. Our principal objective is to maximize our revenues and profitability by providing superior delivery of high quality club and golf experiences to our members and guests. To achieve this objective, we intend to continue to:

•                  Grow Membership Enrollment and Increase Facility Usage.  We believe that providing our members and their guests with a high-quality and personalized experience will increase demand for our facilities and services and allow us to add new memberships. As of December 27, 2011, our golf and country club memberships were at 70.8% of golf member capacity across our portfolio of properties, which means that we have significant capacity to add additional golf memberships at most of our facilities. Given the breadth of our network in many areas, we are able to offer memberships that provide access to multiple facilities and accordingly can operate at capacity while still providing superior service. In addition, most of our golf and country clubs offer social memberships with access to our dining facilities, member programming, social events, and fitness facilities which are not typically impacted by golf course capacity constraints. Finally, our business, sports and alumni clubs do not generally have strict capacity constraints and we believe that we have the ability to add a significant number of additional members to many of these facilities.

We continually review and survey our membership base, leading to a better understanding of our membership demographics and psychographics and allowing us to better target member prospects. We are currently undertaking a number of initiatives to grow our membership base, including membership programming initiatives aimed at certain underrepresented demographic groups at our clubs, such as executive women and young executives. Since its inception in April 2009, we have added over 4,100 members under the age of 40 to our clubs in Dallas and Houston by creating a young executive membership program with features such as multiple club access, professional networking events and discounted initiation payments and dues, designed especially for that age group. We believe that we have the experience and management skills necessary to continue to increase the utilization of our facilities while maintaining member satisfaction levels.

•                  Leverage Our Existing Customer Base by Cross-Selling Our Products and Services to Existing Members and Guests. We believe that there are significant opportunities to increase operating revenues by marketing our interrelated products and innovative programs to our existing members. We have strategically introduced a new offering that began in our Texas clubs and have expanded to other strategic markets, our Optimal Network Experiences (“O.N.E.”) product, which is a new type of upgrade offering that combines comprehensive club, community and world benefits. With this offering, members receive 50 percent off a la carte dining at their home club, access to ClubCorp’s family of clubs in the local community, and golf and dining privileges when traveling to ClubCorp’s network of more than 200 private clubs with additional access to more than 700 renowned hotels, resorts, restaurants and entertainment venues. These programs are designed to increase our recurring monthly revenues while at the same time providing a very significant value proposition to our members to drive increased usage of our facilities. As of December 27, 2011, over 38% of our members participated in at least one of our membership upgrade offerings. We continue to evaluate opportunities for further expansion of O.N.E. into additional geographic areas.

•                  Distinguish and Market Our Properties and Company Brand Names.  We believe that many of our country clubs, such as Firestone, offer members an experience that combines world class golf facilities and dining opportunities, in an attractive and desirable setting. We seek to develop and accentuate the desirable aspects of our country clubs in order to attract new members and retain existing members, encourage group guests to return individually and consider joining the country club, and increase rates charged for our services and amenities. Key elements of our strategy include making our properties more family friendly through the addition of family water recreation facilities, fitness centers, contemporary and casual dining venues and youth programming. Additionally, our extensive network of business, sports and alumni clubs provides our members access to a network of other civic and business leaders, and our clubs endeavor to host high profile social and civic events in order to become central to the business and civic life of the community in which they operate.

•                  Profit From Previous Significant Capital Expenditure Projects.  Since the beginning of fiscal year 2007, we have invested over $295.4 million, or 8.1% of our total consolidated operating revenues, to complete significant expansion and replacement projects at many of our facilities, such as:

•                  The Clubs of Kingwood at Kingwood in Houston, Texas with the addition of a family water recreation facility and fitness center and renovation of the bar and grill;

•                  Morgan Run Club & Resort in Rancho Santa Fe, California with the addition of a new fitness and spa facility and renovation of the hotel area;

•                  Aliso Viejo Golf Club in Aliso Viejo, California with the redevelopment from daily-fee into a private club;

•                  Bay Oaks Country Club in Houston, Texas with the expansion of the fitness center and renovation of the bar and grill;

•                  Las Colinas Country Club in Dallas, Texas with the renovation of the clubhouse and fitness center;

•                  and other significant renovations including:

•                  Buckhead Club in Atlanta, Georgia;

•                  Mid-America Club in Chicago, Illinois;

•                  Tower Club in Dallas, Texas;

•                  University Club atop Symphony Towers in San Diego, California;

•                  Commerce Club in Atlanta, Georgia;

•                  Citrus Club in Orlando, Florida;

•                  Silicon Valley Capital Club in Orange County, California; and

•                  Braemar Country Club in Los Angeles, California.

We believe that there are additional opportunities to increase revenues and generate a positive return on investment through additional expansion and renovation projects at a number of our other facilities.

The capital investments made to our Houston, Texas area clubs, the Clubs of Kingwood at Deerwood and the Clubs of Kingwood at Kingwood, which are collectively known as The Clubs of Kingwood, demonstrate how we are profiting from previous capital expenditure projects. Over an 18 month period of time spanning all of 2007 through mid-2008, we invested approximately $9.9 million to build and furnish an approximately 17,700 square foot fitness center and a family water recreation facility with pools and slides. Despite the ongoing economic recession in the Houston market, The Clubs of Kingwood have improved operating performance significantly compared to pre-construction levels, increasing revenue by 12.6%, from fiscal year-end 2006 through the fiscal year ended December 27, 2011.

The capital investments made to the University Club atop Symphony Towers in San Diego, California (“UCSD”) further demonstrate how we are profiting from previous capital expenditure projects. In 2010, we invested approximately $2.7 million to expand and renovate UCSD. UCSD’s revenue increased 52.2% in the fiscal year ended December 27, 2011 from pre-constructions levels in the fiscal year ended December 29, 2009.

•                  Focus on Selected Acquisitions and Opportunities to Expand our Business.  We continually evaluate opportunities to expand our business through select acquisitions of attractive properties. In addition, we regularly evaluate joint ventures and management agreements, which allow us to expand our operations and potential revenues base without making substantial capital expenditures. We believe that the fragmented nature of the private club industry presents significant opportunities for us to grow our operations by leveraging our operational expertise and platform. We also believe that the recent U.S. economic downturn and the financial difficulties this may be causing for many member-owned private clubs, individual privately-owned clubs, and developers is presenting us with numerous attractive and complementary acquisition opportunities at compelling valuations. When we do make strategic acquisitions, we do so only after a rigorous evaluation to satisfy ourselves that we can add value given our external growth experience, facility assessment capabilities and economies of scale. For example, in 2011, we acquired three golf and country club properties in the Long Island area of New York and Canterwood Golf and Country Club in the Seattle, Washington area. In the case of both of these acquisitions, we took advantage of market conditions to expand into areas where we had a limited presence. Additionally, in 2010, we acquired the Country Club of the South outside of Atlanta, Georgia out of foreclosure for approximately $7.4 million, or less than one-third of replacement cost.

Industry Trends

We primarily operate private golf and country clubs, for which we believe demand is generally more resilient to economic cycles than public golf facilities and other hospitality assets. We expect that positive long-term recreational, travel and tourism spending trends and demographic shifts will increase the demand for our clubs and services generally and our golf-related services in particular.

•                  Golf Industry Trends.  The golf industry is characterized by varied ownership structures, including properties owned by corporations, member equityholders, developers, municipalities and others. Reports prepared by the National Golf Foundation show that during the 1990s, the industry suffered an overbuilding of public golf facilities. According to the National Golf Foundation, over 3,160 public golf facilities opened during the 1990s, increasing the supply of public golf by 39%. Not coincidentally, according to information provided by the National Golf Foundation, the influx of public golf caused the closure or conversion of 520 private clubs, or 11% of the private clubs supply, throughout the 1990s. During the 2000s, growth slowed as the industry struggled to absorb the new supply. From 2000 through 2011, National Golf Foundation data shows that a net 381 public golf facilities have been added to U.S. golf supply and a net 115 private golf clubs have been closed, translating to 0.3% and -0.3% compound annual growth rates, respectively. At year end 2011, based on a count by the National Golf Foundation, total U.S. golf supply stood at 15,753 facilities comprised of 11,578 public facilities and 4,175 private golf clubs.

The National Golf Foundation data shows that since 2006, total golf facility supply has declined which indicates that the industry is still overcoming a supply and demand imbalance caused by a dramatic increase in the number of total facilities in the 1990s. According to the National Golf Foundation, 2011 represented the sixth consecutive year in which total facility closures outnumbered openings, with 112 net 18-hole equivalent golf facility closures.

Private golf facilities, however, did not see the same rate of facility closures until 2011. According to the National Golf Foundation, private golf facility openings outnumbered closures each year from 2002 to 2008. In 2009 and 2010, there were only net closures of two 18-hole equivalent private golf facilities each year. In 2011, net closures increased to 83 18-hole-equivalent private golf facilities driven primarily by the conversion of private facilities to public facilities.

Number of Golf Clubs

Source: National Golf Foundation

Domestic Total Net Course Openings	Private Golf Facility Net Course Openings

Source: National Golf Foundation	Source: National Golf Foundation

•                  Attractive Demographic Trends.  According to the National Golf Foundation, the typical private club member is 55 years old with a $124,000 annual household income; whereas, the typical public golfer is 47 years old with a $94,600 annual household income. Furthermore, survey data, provided by the National Golf Foundation, of qualified private club prospects (households that have expressed a high level of interest in club membership, have annual incomes over $100,000, and are between 30 and 60 years old) indicate a demographic profile of 45 years old with a $142,600 annual household income. The National Golf Foundation concludes the pipeline of qualified member prospects looks much like current members, but they are somewhat younger and more affluent. What they lack is time. Based on the National Golf Foundation statistics, they currently play half as many rounds of golf per year than current members play and as they shift from peak career towards retirement, the lifestyle afforded by a private club membership appears highly relevant. In response to the younger age of our prospective members, we have invested in family amenities that broaden the appeal of our clubs and targeted membership programs for young executives. Additionally, we believe core and avid golfers, which according to the National Golf Foundation comprise 57.0% of all golfers and contribute to 94.0% of annual golf spend, are more likely to become private club members. As a result, private golf clubs have an average golf member spend per year of $2,057 versus $634 for public clubs according to National Golf Foundation statistics.

Spend per Golfer

Source: National Golf Foundation

We believe that the golf industry overall will benefit as baby boomers (individuals born between 1946 and 1964) enter the peak leisure phase of their lives. According to publications by the National Golf Foundation, the private golf club industry captures a more affluent segment of baby boomers than the industry as a whole. Members of the baby-boomer generation are currently in transition from their professional peak earning years and will soon begin retiring at an unprecedented rate with the first wave of baby boomers reaching the age of 65 in 2011. According to the U.S. Census Bureau, there will be a projected 18.6% increase in the U.S. population aged 55 to 64 from 2010 through 2020. Data from the Congressional Budget Office and Federal Reserve indicate that baby-boomer households own more than 50 percent of the value of all outstanding financial assets in the U.S. financial market. As a result, the aging of the baby-boomer generation also has potentially favorable implications for the golf industry as the greatest number of rounds played occurs in the 65 and over age category of golfers, based on data collected by the National Golf Foundation.

Our Business Model

Our extensive network of clubs allows us to provide numerous value-added services and amenities to our members that are not available from individual privately-owned clubs. For example, we offer our members, generally for incremental monthly dues, various reciprocity programs whereby members can use certain other clubs we own and other clubs with which we have usage arrangements. In addition, we have established arrangements with world-renowned restaurants, hotels, resorts, retailers and other alliances that provide other benefits, further enhancing the value proposition for our members.

Our policy of not imposing capital expenditure assessments on our members together with our network of properties, facilities and products significantly differentiates us from member-owned private golf country clubs who may rely on such assessments and gives our members a high level of certainty over the potential expenditures they could otherwise encounter at a member-owned private club, which we believe makes our members more comfortable joining one of our clubs.

Membership Initiation Payments and Dues

The private club industry generally requires members to pay an upfront fee to join and then pay recurring dues on a periodic (generally monthly) basis. In private clubs that are not member-owned, these payments typically come in two forms: initiation fees and initiation deposits. Initiation deposits, which are typically limited to our more prestigious golf clubs, are generally refundable after a specified period of years. Initiation fees, which are typical in our business clubs and mid-market golf clubs, are generally nonrefundable. However, golf memberships associated with these initiation payments may be transferable. Transferable membership types typically allow a resigning member to essentially sell his membership, through the club, to a new member in exchange for receiving a portion of the initiation payment paid by the new member, not to exceed the initiation payment originally paid by the resigning member. Membership initiation payments depend both on the type of club, its location and its competition, and can range from a few hundred dollars to tens of thousands of dollars. Membership dues payments are typically received on a monthly basis, which provides a relatively stable and recurring source of revenue for us. For the fiscal year ended December 27, 2011, approximately 46.8% of our revenues came in the form of membership dues and 1.8% of our revenues came in the form of the amortization of upfront membership initiation payments.

Reciprocal Privileges

We offer a network of products, services and amenities through membership upgrades that provide access to our extensive network of clubs and leverages our alliances with other clubs, facilities and properties and serves as a point of differentiation to our competitors. For example, for incremental monthly dues, our reciprocal access program allows our members to have access to clubs in certain other geographical areas, which is arranged by our in-house travel concierge. These programs are not limited to clubs owned and operated by us, and we enter into usage arrangements with other clubs both domestically and internationally.

Additional Products and Services

We have also established arrangements with restaurants, such as Emeril Lagasse and The Capital Grille, resorts such as Barton Creek Resort & Spa, The Homestead and Squaw Valley and Alpine Meadows ski areas, and hotels such as The Ritz-Carlton, Hyatt, and numerous other alliances that provide additional benefits, including discounts, upgrades and complimentary items or services, to our members. We make reservations within our network of clubs and other properties convenient for members by providing an in-house travel concierge (ClubLine), and by offering access to an inventory of VIP tickets through our own web portal (TicketLine).

Discretionary Spending

We believe our clubs’ offerings are appealing to the entire family of our members, resulting in member loyalty which translates into greater ability to capture discretionary leisure spending than traditional clubs. Certain of our clubs offer tennis facilities in which we may earn court fees, spas and food and beverage outlets where we earn ancillary revenues as well as extensive programming such as kids camps, swim teams, golf or tennis lessons, where members further utilize our facilities. We believe a greater product offering, when appropriate for the marketplace, enhances the members’ ability to utilize the club and appeals to broader family members and therefore creates greater value to the membership.

Economies of Scale

Our size provides significant economies of scale across our portfolio. In March 2001, we participated in the formation of a purchasing cooperative of hospitality companies, which allows us to better control costs associated with operating our clubs. We are also able to provide centralized sales and marketing expertise, capital expenditure oversight, a national golf cart leasing program, and golf course maintenance oversight, including a national agronomist who assists in the maintenance of our golf courses and provides expertise in chemical usage and water management.

Our Business Segments

Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs.

Golf and Country Clubs Segment

Our portfolio of 101 golf and country club facilities is comprised of 78 private golf and country clubs and 19 semi-private golf clubs with a combined total of approximately 81,000 memberships as of December 27, 2011, and four public golf facilities.

•                  Our 78 private golf and country clubs provide one or more golf courses and a number of the following: driving ranges, practice facilities, dining rooms, lounge areas, meeting rooms, grills, ballrooms, fitness centers, tennis courts, swimming pools and pro shops. Our private country clubs include, but are not limited to, Firestone Country Club in Akron, Ohio, Mission Hills Country Club in Rancho Mirage, California, Indian Wells Country Clubs in Indian Wells, California and Gleneagles Country Club in Plano, Texas.

•                  Our 23 other golf clubs (semi-private and public) offer both private and public play, driving ranges and food and beverage concessions. Many of our semi-private clubs also provide some or all of the additional amenities provided by our private clubs. Our semi-private and public clubs include, but are not limited to, Nags Head Golf Links in North Carolina, Golden Bear Golf Club at Indigo Run in South Carolina and two “Bear’s Best” public courses in Nevada and Georgia, which feature replicas of many of the most famous Jack Nicklaus-designed golf holes from clubs around the world.

Operating revenues for our golf and country clubs segment consist primarily of membership revenues (comprised primarily of membership dues and, to a lesser extent, initiation payments), golf revenues (comprised mainly of cart rental fees and greens fees for guests of members, public play and outings (e.g., tournaments and charity fundraisers)) and food and beverage sales (comprised of a la carte dining and private events). We have focused our operations in this segment on private and semi-private clubs because of our expertise in managing membership-based facilities, the relative competitive position of such clubs as compared to public courses and the general stability of recurring membership dues. For the fiscal year ended December 27, 2011, our golf and country clubs segment generated consolidated operating revenues of $551.1 million, representing approximately 76% of our total consolidated operating revenues.

Business, Sports and Alumni Clubs Segment

Our portfolio of 51 business, sports and alumni clubs is comprised of 30 business clubs, 15 business and sports clubs and 6 alumni clubs, with a combined total of approximately 65,000 memberships as of December 27, 2011. Our business clubs include dining rooms, bar areas, private meeting rooms, and media and telecommunications equipment providing a technologically-enabled work area. We have recently embarked on a renovation program for our business clubs to strategically design and meet the varying needs of four distinct member personas: the “Power Host,” the “Active Connector,” the “Office Away Member” and the “Comfort Seeker.” The Power Host is primarily satisfied by our fine dining rooms and private event spaces; the Active Connector is primarily satisfied by our business networking and charitable programs; the Office Away Member is primarily satisfied by our business services, flexible work areas, and small conference rooms; and the Comfort Seeking Member is primarily satisfied by our anytime lounge, creative casual cuisine, and fun elements such as 103-inch plasma televisions installed in some of our media rooms. In addition, our 15 business and sports clubs seek to combine the ambiance and amenities of our business clubs with the facilities of premier sports clubs, providing an array of facilities which may include racquetball, squash, tennis and basketball courts, jogging tracks, exercise areas, free-weights, weight machines, aerobic studios, or swimming pools. We have partnerships with six leading universities to offer alumni clubs in a variety of on-campus, in-stadium, or city center locations. Our business, sports and alumni clubs are located in 17 of the top 25 Metropolitan Statistical Areas, including, but not limited to, the City Club on Bunker Hill in Los Angeles, The Metropolitan Club in Chicago, the Columbia Tower Club in Seattle, the City Club of Washington D.C., the Buckhead Club in Atlanta and the Boston College Club in Boston. Operating revenues for our business, sports and alumni clubs segment consist primarily of monthly membership dues and food and beverage sales. For the fiscal year ended December 27, 2011, our business, sports and alumni clubs segment generated consolidated operating revenues of $176.9 million, representing approximately 24% of our total consolidated operating revenues.

For additional information on our business segments, see Note 15 of the notes to the audited consolidated financial statements included elsewhere herein.

Sales and Marketing

We promote our clubs through extensive marketing and sales programs, which include direct marketing to targeted audiences, promotional programs, print media advertising in lifestyle and industry publications, and marketing initiatives directed at attracting underrepresented groups at our clubs such as executive women and young executives. Additionally, we market directly to many of our members and guests through our websites and internet presence, including using social media outlets and individual club newsletters, which provide detailed information regarding our clubs. We also publish our own award-winning quarterly lifestyle magazine, Private Clubs, which we use to showcase our facilities, our strategic products and services, marketing relationships and other content that is relevant to our members.

We also host a number of nationally recognized golf tournaments affiliated with, among others, the PGA Tour, the LPGA Tour and the R&A Group, which increase our market exposure. Tournaments hosted by us during 2011 include the World Golf Championships - Bridgestone Invitational at Firestone Country Club, the Kraft Nabisco Championship at Mission Hills Country Club and the British Open qualifier at Gleneagles Country Club. Our clubs perennially appear on national and local “best of” lists for golf, tennis and dining. In 2011, Firestone Country Club ranked 11th on the Golf World Readers’ Choice Awards—Top 50 Private Clubs, Diamante Golf Club ranked 38th on America’s 50 Toughest Golf Courses, and Aspen Glen Club, Southern Trace Country Club, the Hills Country Club at Lakeway, Firestone Country Club and Diamante Golf Club were each named in their respective states to the Golf Digest “Best-in-State” rankings.

Competition

For golf and country clubs, our competition includes other private clubs and public golf courses. We believe that we are one of only five companies that each own or operate more than 25 private clubs in the United States. According to the National Golf Foundation, the U.S. Air Force Services Agency reports 33 private clubs, Canongate reports 28 private clubs, American Golf Corporation reports 27 private clubs and Century Golf Partners reports 27 private clubs. Therefore, we believe the majority of our competition is regionally or locally-based. According to the National Golf Foundation, as of December 31, 2011, there are 15,753 golf courses in the United States, including 4,175 private golf courses and 11,578 public golf courses. The level of competition for any one of our clubs depends on its location and its proximity to other golf facilities relative to the locations of our members as well as the relative quality of our product offering. As our facilities are generally located within a residential community, the adjacent homeowners provide a natural membership base for many of our clubs. In several of our markets, such as California, Florida and Texas, our ownership of multiple facilities allows us to offer access to multiple clubs. While other operators have attempted to create their own access and benefit programs, given the number of our owned and operated clubs, we believe it will be difficult to create a competing product that has the scale or geographic diversity of our programs.

Competition for our business, sports and alumni clubs is very dependent on the individual market, and the needs of the individual member. For members looking for a private dining experience, nearby restaurants are our primary competition. For members looking for places to conduct business, our competition includes other facilities that provide meeting space such as hotels and convention centers as well as places such as fast casual restaurants and coffee bars, where people can conveniently meet and conduct informal meetings and access the internet. For people looking for a place to hold a private party such as a wedding, our competition includes other catering facilities such as hotels and resort facilities.

Seasonality

Golf club operations are seasonal in nature, with peak golf season beginning in mid-May and running through mid-September in most regions. While nearly all of our golf and country clubs experience at least some seasonality, due to the recurring nature of our year round dues income, seasonality has a muted impact on our overall performance as compared to daily fee and public golf facilities. We consider this to be one of the primary advantages of private club ownership as daily fee and public golf facilities do not have similar sources of year-round recurring revenue. Furthermore, the seasonality of revenues for many of our golf and country clubs is partially mitigated by their locations in regions with traditionally warmer climates such as California, Texas and Florida. In addition, our business, sports and alumni clubs are less seasonal in nature. Many of our golf and country clubs also offer other amenities such as dining, tennis, swimming and fitness facilities, which provide revenue streams that can be less affected by seasonality than our golf revenues.

Regulation

Environmental, Health and Safety

Our properties and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our club facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing for our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

In addition, in order to improve, upgrade or expand some of our golf clubs we may be subject to environmental review under the National Environmental Policy Act and, for projects in California, the California Environmental Quality Act. Both acts require that a specified government agency study any proposal for potential environmental impacts and include in its analysis various alternatives. Our improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.

We are also subject to regulation by the United States Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions. These regulations impact a number of aspects of operations, including golf course maintenance and food handling and preparation.

Zoning and Land Use

The ownership and management of our properties and facilities, as well as our re-development and expansion of clubs, subjects us to federal, state and local laws regulating zoning, land development, land use, building design and construction, and other real estate-related laws and regulations.

Access

Our facilities and operations are subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). The rules implementing the ADA have been further revised to include additional compliance requirements for golf facilities and recreational areas. The ADA generally requires that we remove architectural barriers in our public facilities when readily achievable so that such facilities be made accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Further, federal legislation or regulations may amend the ADA to impose more stringent requirements with which we would have to comply.

Other

We are also subject to various local, state, and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and safety standards, equal employment, minimum wages, and licensing requirements and regulations for the sale of food and alcoholic beverages.

Employees

As of March 15, 2012, we had approximately 12,600 employee partners, of which 300 are part of our corporate and regional staff, 9,200 are located at our golf and country clubs, and 3,100 are located at our business, sports and alumni clubs. Other than a small group of golf course maintenance staff at one of our clubs, all of our employees are non-union. We believe we have a good working relationship with our employees and have not experienced an interruption of business as a result of labor disputes.

Insurance

We believe that our properties are covered by adequate fire, flood and property insurance, as well as commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. We also carry other insurance, including directors and officers liability insurance, fiduciary coverage and workers’ compensation. Changes in the insurance market over the past few years have increased the risk that affordable insurance may not be available to us in the future.

While our management believes that our insurance coverage is adequate, if we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, our business, results of operations and financial condition could be materially and adversely affected.

Intellectual Property

We have registered or applied for the registration of or claim ownership of a variety of trade names, service marks, copyrights and trademarks for use in our business, including, but not limited to, Associate Club; Associate Clubs; Building Relationships and Enriching Lives; Call the Clubline; ClubCorp; ClubCorp Charity Classic; ClubCorp Resorts; Club Corporation of America; Clubline; Club Resorts; Club Without Walls; Fastee Course; Private Clubs; The Society; The World Leader in Private Clubs; Warm Welcomes, Magic Moments and Fond Farewells; My Club. My Community. My World.; Membercard; ClubCater; Networking at a Higher Level; Benefits Finder; HotelLine; and, It’s not just a club, it’s ClubCorp. While there can be no assurance that we can obtain registration for the marks, we are not currently aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

Available Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available free of charge on our corporate website (www.clubcorp.com) under the heading “Investors” as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information on our corporate website is not part of this Form 10-K or our other filings with the SEC. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.    RISK FACTORS

Economic recessions or downturns could harm our business, financial condition and results of operations, and the recent economic downturn and financial crisis has negatively affected and may continue to negatively affect our business, financial condition and results of operations.

A substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions. The recent global recession and financial crisis has led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets, which has negatively affected our business, financial condition and results of operations. For example, for the fiscal year ended December 27, 2011, we experienced 15.9% and 23.5% attrition in member count in our golf and country clubs and business, sports and alumni clubs, respectively, as consumers and businesses cut back on discretionary spending. The continuation of the recent recession we experienced in the United States may lead to further increases in unemployment and loss of consumer confidence which would likely translate into additional resignations of existing members, a decrease in the rate of new memberships and reduced spending by our members. As a result, our business, financial condition and results of operations may continue to be materially adversely affected by economic downturns.

Our businesses will remain susceptible to future economic recessions or downturns, and any significant adverse shift in general economic conditions, whether local, regional or national, would likely have a material adverse effect on our business, financial condition and results of operations. During such periods of adverse economic conditions, we may be unable to increase membership dues or the price of our products and services and experience resignations of existing members, a decrease in the rate of new memberships or reduced spending by our members, any of which may result in, among other things, decreased revenues and financial losses. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets or face increased funding costs, which could make it more difficult or impossible for us to obtain funding for additional investments and harm our results of operations.

We may not be able to attract and retain club members, which could harm our business, financial condition and results of operations.

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends could adversely affect our business. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, results of operations and financial condition. By comparison, for the fiscal year ended December 27, 2011, 46.8% of our total operating revenues came from monthly membership dues. During the same period, 23.5% of our business, sports and alumni club memberships (approximately 15,700 memberships), and 15.9% of our private country club and semi-private golf memberships (approximately 12,600 memberships) were cancelled, resulting in a net loss in memberships of 1.9% and 0.1%, respectively, after the addition of new memberships. If we cannot attract new members or retain our existing members, our business, financial condition and results of operations could be harmed.

Competition in the industry in which we compete could have a material adverse effect on our business and results of operations.

We operate in a highly competitive industry, and compete primarily on the basis of management expertise, reputation, featured facilities, location, quality and breadth of member product offerings and price. As a result, competition for market share in the industry in which we compete is intense. In order to succeed, we must take market share from local and regional competitors and sustain our membership base in the face of increasing recreational alternatives available to our existing and potential members.

Our business clubs compete on a local and regional level with restaurants and other business and social clubs. The number and variety of competitors in this business varies based on the location and setting of each facility, with some situated in intensely competitive upscale urban areas characterized by frequent innovations in the products and services offered by competing restaurants and other business, dining and social clubs. In addition, in most regions these businesses are in constant flux as new restaurants and other social and meeting venues open or expand their amenities. As a result of these characteristics, the supply in a given region often exceeds the demand for such facilities, and any increase in the number or quality of restaurants and other social and meeting venues, or the products and services they provide, in a given region could significantly impact the ability of our clubs to attract and retain members, which could harm our business and results of operations.

Our country clubs and golf facilities compete on a local and regional level with other country clubs and golf facilities. The level of competition in the country club and golf facility business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a negative impact on our business and results of operations.

Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative venues for recreational pursuits, such as multi-use sports and athletic centers. In addition, member-owned and individual privately-owned clubs may be able to create a perception of exclusivity that we have difficulty replicating given the diversity of our product portfolio and the scope of our holdings. To the extent these alternatives succeed in diverting actual or potential members away from our facilities or affect our membership rates, our business and results of operations could be harmed.

Changes in consumer spending patterns, particularly discretionary expenditures for leisure, travel and recreation, are susceptible to factors beyond our control that may reduce demand for our products and services.

Consumer spending patterns, particularly discretionary expenditures for leisure, travel and recreation, are particularly susceptible to factors beyond our control that may reduce demand for our products and services, including demand for memberships, golf, vacation and business travel and food and beverage sales. These factors include:

•                  low consumer confidence;

•                  depressed housing prices;

•                  changes in the desirability of particular locations, residential neighborhoods, office space, or travel patterns of members;

•                  decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business (e.g., industry conventions);

•                  natural disasters, such as earthquakes, tornados, hurricanes and floods;

•                  outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine) flu;

•                  war, terrorist activities or threats and heightened travel security measures instituted in response to these events; and

•                  the financial condition of the airline, automotive and other transportation-related industries and its impact on travel.

These factors and other global and national conditions can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. For example, during the recent recession, many businesses dramatically decreased the number of corporate events and meetings hosted at facilities such as convention centers, hotels, resorts and retreats in an effort to cut costs and in response to public opinion relating to excess corporate spending, which negatively impacted the amount of business for such facilities, including certain of our facilities. Any one or more of these factors could limit or reduce demand or the rates our clubs are able to charge for memberships or services, which could harm our business and results of operations.

Our ability to attract and retain members depends heavily on successfully locating our clubs in suitable locations, and any impairment of a club location, including any decrease in member or customer traffic, could impact our results of operations.

Our approach to identifying locations for our clubs typically favors locations where our facilities can become a part of the community. As a result, our clubs are typically located near urban and residential centers that we believe are consistent with our members’ lifestyle choices. Memberships and sales at these locations are derived, in part, from proximity to key local landmarks, business centers, facilities and residential areas. We may be forced to close clubs or club locations may become unsuitable due to, and such locations’ results of operations may be harmed by, among other things:

•                  economic downturns in a particular area;

•                  competition from nearby entertainment venues;

•                  changing demographics in a particular market or area;

•                  changing lifestyle choices of consumers in a particular market; and

•                  the closing or declining of popularity of other businesses and entertainment venues located near our clubs.

For example, in December 2010, we terminated our lease agreement and discontinued operations of the Renaissance Club, a business club in Detroit, Michigan, a city particularly hard hit by the recent recession. Changes in areas around our club locations could render such locations unsuitable and cause memberships at such clubs to decline, which would harm our results of operations.

We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our clubs in any of these areas could harm our results of operations.

We currently operate multiple clubs in several metropolitan areas, including fifteen in and around Dallas, Texas, thirteen near Houston, Texas, eight in the greater Los Angeles, California region, four near Sacramento, California, four in and around Phoenix, Arizona, eight in the greater Atlanta, Georgia region and four near Tampa, Florida. As a result, any prolonged disruption in the operations of our clubs in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the clubs as a result of a natural disaster, fire or any other reason, could harm our results of operations or may result in club closures. In addition, many of the metropolitan areas where we operate clubs have been disproportionately affected, and may continue to be disproportionately affected by the economic downturn and the decline in home prices and increase in foreclosure rates. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

Unusual weather patterns and extreme weather events, as well as periodic and quasi-periodic weather patterns, such as those commonly associated with the El Niño/La Niña-Southern Oscillation, could adversely affect the value of our golf courses or negatively impact our business and results of operations.

Our operations and results are susceptible to non-seasonal and severe weather patterns. Extreme weather events or patterns in a given region, such as heavy rains, prolonged snow accumulations, extended heat waves and high winds, could reduce our revenues for that region by interrupting activities at affected properties which could negatively impact our business and results of operations.

One factor that specifically affects our real estate investments in golf courses is the availability of water. Turf grass conditions must be satisfactory to attract play on our golf courses, which requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other cause of water shortage, such as the recent drought affecting the southern United States. A severe drought of extensive duration experienced in regard to a large number of properties could adversely affect our business and results of operations.

We also have a high concentration of clubs in California, Florida and Texas, which can experience periods of unusually hot, cold, dry or rainy weather due to a variety of periodic and quasi-periodic global climate phenomenon, such as the El Niño/La Niña-Southern Oscillation. For example, during 2011, we incurred 7.2% higher golf course maintenance utility expenses for the fiscal period starting on June 15, 2011 and ending on September 6, 2011 compared to the corresponding fiscal period in 2010, due to unusually hot and severe drought conditions in certain portions of the southern United States. Additionally, during 2009, clubs in Texas experienced a 17.9% decline in golf operations revenue for the fiscal period starting on October 7, 2009 and ending on November 3, 2009 against the corresponding fiscal period in 2008, due to unusually wet weather attributable to El Niño. If these phenomenon and their impacts on weather patterns persist for extended periods of time, our business and results of operations could be harmed.

Seasonality may adversely affect our business and results of operations.

Our quarterly results fluctuate as a result of a number of factors. Usage of our country club and golf facilities declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business clubs typically generate a greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 or 17 weeks of operations and the first, second and third fiscal quarters each consist of 12 weeks. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. This seasonality makes our business and results of operations more vulnerable to other risks during the periods of increased member usage due to the larger percentage of revenues we generate during such times.

Our future success is substantially dependent on the continued service of our senior management and key employees.

The loss of the services of our senior management could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing management and key employees, including club managers, membership sales and support personnel, which could result in harm to our member and employee relationships, loss of expertise or know-how and unanticipated recruitment and training costs. In addition, we have not obtained key man life insurance policies for any of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of any members of our senior management team. The loss of members of our senior management or key employees or any financial impact resulting therefrom could have an adverse affect on our business and results of operations.

Our large workforce subjects us to risks associated with increases in the cost of labor as a result of increased competition for employees, higher employee turnover rates and required wage increases, lawsuits or labor union activity.

Labor is our primary property-level operating expense. As of December 27, 2011, we employed approximately 12,800 hourly-wage and salaried employees at our clubs and corporate offices. For the fiscal year ended December 27, 2011, labor-related expense accounted for 47.7% of our total operating expense. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal or state minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expense could increase and our business, financial condition and results of operations could be harmed.

We are subject to the Fair Labor Standards Act, or FLSA, and various federal and state laws governing such matters as minimum wage requirements, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations.

From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. In addition, future legislation could amend the National Labor Relations Act to make it easier for unions to organize and obtain collectively bargained benefits, which could increase our operating expenses and negatively affect our financial condition and results of operations.

Increases in our cost of goods, rent, utilities and taxes could reduce our operating margins and harm our business, financial condition and results of operations.

Increases in operating costs due to inflation and other factors may not be directly offset by increased revenue. Our most significant operating costs, other than labor, are our cost of goods, utilities, rent and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control.

Our cost of goods such as food and beverage costs account for a significant portion of our total property-level operating expense. Cost of goods represented 14.4% of our total operating expense for the fiscal year ended December 27, 2011. If our cost of goods increases significantly and we are not able to pass along those increased costs to our members in the form of higher prices or otherwise, our operating margins could suffer, which would have an adverse effect on our business, financial condition and results of operations.

In addition, rent, which represented 4.9% of our total operating expense for the fiscal year ended December 27, 2011, also accounts for a significant portion of our property-level operating expense. Significant increases in our rent costs would increase our operating expense and our business, financial condition and results of operations may suffer.

Utility costs, including water, represented 5.9% of our total operating expense for the fiscal year ended December 27, 2011. The prices of utilities are volatile, and shortages sometimes occur. In particular, municipalities are increasingly placing restrictions on the use of water for golf course irrigation and increasing the cost of water. Significant increases in the cost of our utilities, or any shortages, could interrupt or curtail our operations and lower our operating margins, which could have a negative impact on our business, financial condition and results of operations.

Each of our properties is subject to real and personal property taxes. During the fiscal year ended December 27, 2011, we paid approximately $12.1 million in property taxes. The real and personal property taxes on our properties may increase or decrease as tax rates change and as our clubs are assessed or reassessed by taxing authorities. If real and personal property taxes increase, our financial condition and results of operations may suffer.

We could be required to make material cash outlays in future periods if the number of initiation deposit refund requests we receive materially increases or if we are required to surrender unclaimed initiation deposits to state authorities under applicable escheatment laws.

In contrast to initiation fees which are generally non-refundable, initiation deposits paid by members upon joining one of our clubs are fully refundable after a fixed number of years, typically 30 years, and upon the occurrence of other contract-specific conditions. Historically, only a small percentage of initiation deposits eligible to be refunded have been requested by members. As of December 27, 2011, the amount of initiation deposits that are eligible to be refunded currently or within the next twelve months is $69.9 million on a gross basis. When refunds are requested, we must fund the payment of such amounts from our available cash. If the number of refunds dramatically increases in the future, our financial condition could suffer and the funding requirement for such refunds could strain our cash on hand or otherwise force us to reduce or delay capital expenditures, sell assets or operations or seek additional capital in order to raise the cash necessary to make such refunds. The discounted value of initiation deposits that may be claimed in future years (not including the next twelve months) is $203.5 million. For more information on our initiation deposit amounts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Contracts—Contractual Obligations.”

While we will make a refund to any member whose initiation deposit is eligible to be refunded, we may be subject to various states’ escheatment laws with respect to initiation deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to such unclaimed and abandoned property after a specified period of dormancy. We currently do not remit to states any amounts relating to initiation deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation deposits. The analysis of the potential application of escheatment laws to our initiation deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that such initiation deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

In addition, 20 separate states have hired an independent agent to conduct an unclaimed and abandoned property audit of our operations. Certain property, such as uncashed payroll checks or uncashed vendor payments are escheatable in the ordinary course and states audit organizations for compliance. If in connection with any such audit the auditor asserts that any or all of the initiation deposits eligible to be refunded to members that have remained unclaimed for the applicable dormancy period, which is a period of 3 or 5 years depending on the state in which a club is located, are to be remitted to such states under applicable escheatment laws, we expect to vigorously defend our position on the matter. However, if we are ultimately unsuccessful in arguing our right to continue holding such amounts, we may be forced to pay such amounts to the claiming states. While the audit is ongoing and we believe we have strong arguments against any potential claims for the escheatment of unclaimed initiation deposits made under state escheatment laws, if a material portion of the eligible unclaimed initiation deposits were awarded to any states, our financial condition could be materially and adversely affected and we may be required to reduce or delay capital expenditures, sell assets or operations or seek additional capital in order to raise the corresponding cash required to satisfy such awards. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet such obligations or that these actions would be permitted under the terms of our existing or future debt agreements.

We have concentrated our investments in golf-related and business real estate and facilities, which are subject to numerous risks, including the risk that the values of our investments may decline if there is a prolonged downturn in real estate values.

Our operations consist almost entirely of golf-related and business club facilities that encompass a large amount of real estate holdings. Accordingly, we are subject to the risks associated with holding real estate investments. A prolonged decline in the popularity of golf-related or business club services, such as private dining, could adversely affect the value of our real estate holdings and could make it difficult to sell facilities or businesses.

Our real estate holdings (including our long-term leaseholds) are subject to risks typically associated with investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and time-consuming to expand, modify or renovate older properties. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have an adverse impact on our business, financial condition or results of operations.

The illiquidity of real estate may make it difficult for us to dispose of one or more of our properties or negatively affect our ability to profitably sell such properties.

We may from time to time decide to dispose of one or more of our real estate assets. Because real estate holdings generally, and clubs like ours in particular, are relatively illiquid, we may not be able to dispose of one or more real estate assets on a timely basis. In some circumstances, sales may result in investment losses which could adversely affect our financial condition. The illiquidity of our real estate assets could mean that we continue to operate a facility that management has identified for disposition. Failure to dispose of a real estate asset in a timely fashion, or at all, could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to plan for and react to changes in the economy, our industry or our business and prevent us from meeting our indebtedness obligations.

As of December 27, 2011, we were significantly leveraged and our total indebtedness was approximately $785.6 million. Our substantial degree of leverage could have important consequences for our investors, including the following:

•                  it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate or other purposes;

•                  a substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, and other business opportunities;

•                  the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•                  certain of our borrowings, including borrowings under our secured credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

•                  it may limit our flexibility in planning for, or our ability to adjust to, changes in our business or the industry in which we operate, and place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  we may be vulnerable to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

Although our total indebtedness decreased as a result of the ClubCorp Formation (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – ClubCorp Formation”), our interest expense is substantially higher after giving effect to the ClubCorp Formation, as compared to our interest expense for prior periods, as a result of higher aggregate interest rates on our debt.

We may not be able to generate sufficient cash to service all of our indebtedness and be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot guarantee that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Forward-Looking Statements” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our secured credit facilities and the indenture that governs our senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•                  our debt holders could declare all outstanding principal and interest to be due and payable;

•                  the lenders under our secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•                  we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior notes do not fully prohibit us or our subsidiaries from doing so. On November 30, 2010, we entered into secured credit facilities comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. As of December 27, 2011, $33.5 million was available for borrowing under the revolving credit facility. Additionally, we have the option to increase the term loan facility by up to $50.0 million and the revolving credit facility by up to an additional $25.0 million, both subject to conditions and restrictions in our secured credit facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Restrictive covenants may adversely affect our operations.

Our secured credit facilities and the indenture governing our senior notes contain various covenants that limit our ability to, among other things:

•                  incur or guarantee additional indebtedness;

•                  pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to us;

•                  sell stock of our subsidiaries;

•                  transfer or sell assets;

•                  create liens;

•                  enter into transactions with affiliates; and

•                  enter into mergers or consolidations.

In addition, the restrictive covenants in our secured credit facilities require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot guarantee that we will meet them. A breach of any of these covenants could result in a default under our secured credit facilities. Upon the occurrence of an event of default under our secured credit facilities, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our secured credit facilities. If the lenders under our secured credit facilities accelerate the repayment of borrowings, we cannot guarantee that we will have sufficient assets to repay our secured credit facilities and our other indebtedness, including the notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our secured credit facilities, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The interest rate on our secured credit facilities is the higher of (i) 6.0% (“Floor”) and (ii) an elected LIBOR plus a margin of 4.5% less the impact of the interest rate cap agreement that limits our exposure on the elected LIBOR to 3.0% on a notional amount of $155.0 million. Our secured credit facilities will be effectively subject to the Floor until LIBOR exceeds 1.5%. As of December 27, 2011, LIBOR was below the Floor, such that a hypothetical 0.50% increase in LIBOR applicable to borrowings under our secured credit facilities would not result in an increase in interest expense per year.

Timing, budgeting and other risks could delay our efforts to develop, redevelop or renovate the properties that we own, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

We must regularly expend capital to construct, maintain and renovate the properties that we own in order to remain competitive, maintain the value and brand standards of our properties and comply with applicable laws and regulations. In addition, we must periodically upgrade or replace the furniture, fixtures and equipment necessary to operate our business. These efforts are subject to a number of risks, including:

•                  construction delays or cost overruns (including labor and materials) that may increase project costs;

•                  obtaining zoning, occupancy and other required permits or authorizations;

•                  governmental restrictions on the size or kind of development;

•                  force majeure events, including earthquakes, tornados, hurricanes or floods;

•                  design defects that could increase costs; and

•                  environmental concerns which may create delays or increase costs.

These projects create an ongoing need for cash, which if not generated by operations or otherwise obtained is subject to the availability of credit in the capital markets. Our ability to spend the money necessary to maintain the quality of our properties is significantly impacted by the cost and availability of capital, over which we have little control.

The timing of capital improvements can affect property performance, including membership retention and usage, particularly if we need to close golf courses or a significant number of other facilities, such as ballrooms, meeting spaces or dining areas. Morever, the investments that we make may fail to improve the performance of the properties in the manner that we expect.

If we are not able to begin operating properties as scheduled, or if investments harm or fail to improve our performance, our ability to compete effectively would be diminished and our business and results of operations could be adversely affected.

We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances; and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful or divert our management’s attention.

We intend to consider strategic and complementary acquisitions of and investments in other businesses, properties or other assets. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, properties or assets as well as these alliances are subject to risks that could affect our business, including risks related to:

•                  spending cash and incurring debt;

•                  assuming contingent liabilities;

•                  creating additional expenses; or

•                  use of management’s time and attention.

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of our secured credit facilities or other indebtedness we may incur.

The success of any such acquisitions or investments will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations. We may experience difficulty with integrating acquired businesses, properties or other assets, including difficulties relating to:

•                  geographic diversity;

•                  integrating information technology systems; and

•                  retaining members.

We depend on third parties in our joint ventures and collaborative arrangements, which may limit our ability to manage risk.

As of December 27, 2011, we owned seven properties in partnership with other entities, including joint ventures relating to six of our golf facilities and one of our business clubs, and may in the future enter into further joint venture or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the risk that we may not be able to sell or dispose of our interest as a result of buy/sell rights that may be imposed by the joint venture agreement, the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and the risk that our partner may be able to veto actions which may be in our best interests. Consequently, actions by a co-venturer might subject clubs owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent. Any of the foregoing could have a negative impact on the joint venture or its results of operations, and subsequently on our business or results of operations.

Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We carry commercial liability, fire, flood, earthquake, catastrophic wind and extended insurance coverage, as applicable, from solvent insurance carriers on all of our properties. We believe that the policy specifications and insured limits are adequate for foreseeable losses with terms and conditions that are reasonable and customary for similar properties and all of our existing golf and business clubs are insured within industry standards. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations or the replacement cost of any lost investment. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations and we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry does not sufficiently cover damages or other losses, our business, financial condition and results of operations could be harmed.

In addition, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we maintain business interruption insurance, but there can be no assurance that the coverage for a severe or prolonged business interruption at one or more of our clubs would be adequate. Moreover, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business, financial condition and results of operations.

Accidents or injuries in our clubs or in connection with our operations may subject us to liability, and accidents or injuries could negatively impact our reputation and attendance, which would harm our business, financial condition and results of operations.

There are inherent risks of accidents or injuries at our properties or in connection with our operations, including injuries from premises liabilities such as slips, trips and falls. If accidents or injuries occur at any of our properties, we may be held liable for costs related to the injuries. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but there can be no assurance that our liability insurance will be adequate or available at all times and in all circumstances to cover any liability for these costs. There can also be no assurance that the liability insurance we have carried in the past was adequate or available to cover any liability related to incidents occurring prior to this offering. Our business, financial condition and results of operations could be harmed to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

Adverse litigation judgments or settlements could impair our financial condition and results of operations or limit our ability to operate our business.

In the normal course of our business, we are often involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, including current or former members, guests who use our properties, our employees or regulators. Any significant adverse litigation judgments or settlements could limit our ability to operate our business and negatively impact our financial condition and results of operations.

We are jointly and severally liable for the pension liabilities of a former affiliate.

We are jointly and severally liable for pension funding liabilities associated with the Homestead Retirement Plan, relating to one of the resorts we sold in connection with the ClubCorp Formation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — ClubCorp Formation”. As of December 27, 2011, the underfunded amount of the projected benefit obligation for such plan was approximately $10.1 million. Significant adverse changes in the capital markets could cause the actual amount of underfunding to be higher than projected. If we are found liable for any amounts with respect to this plan, the payment of such liability, if material, could adversely affect our financial condition and results of operations.

The failure to comply with regulations relating to public facilities, or the failure to retain licenses relating to our properties may harm our business and results of operations.

Our business is subject to extensive federal, state and local government regulation in the various jurisdictions in which our clubs are located, including regulations relating to alcoholic beverage control, public health and safety, environmental hazards and food safety. Alcoholic beverage control regulations require each of our clubs to obtain licenses and permits to sell alcoholic beverages on the premises. The failure of a club to obtain or retain its licenses would adversely affect that club’s operations and profitability. We may also be subject to dram shop statutes in certain states, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop lawsuit in excess of liability coverage could have a material adverse effect on our operations.

We are also subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”), which, among other things, may require certain renovations to our facilities to comply with access and use requirements. A determination that we are not in compliance with the ADA or any other similar law or regulation could result in the imposition of fines or an award of damages to private litigants. While we believe we are operating in substantial compliance, and will continue to remove architectural barriers in our public facilities when readily achievable, in accordance with current applicable laws and regulations, there can be no assurance that our expenses for compliance with these laws and regulations will not increase significantly and harm our business, financial condition and results of operations.

Businesses operating in the private club industry are also subject to numerous other federal, state and local governmental regulations related to building and zoning requirements and the use and operation of clubs, including changes to building codes and fire and life safety codes, which can affect our ability to obtain and maintain licenses relating to our business and properties. If we were required to make substantial modifications at our clubs to comply with these regulations, our business, financial condition and results of operations could be negatively impacted.

Our operations and our ownership of property subject us to environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

Our properties and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our club facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing regarding our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

In addition, some projects to improve, upgrade or expand our golf clubs may be subject to environmental review under the National Environmental Policy Act and, for projects in California, the California Environmental Quality Act. Both acts require that a specified government agency study any proposal for potential environmental impacts and include in its analysis various alternatives. Our improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may harm our business, investments and results of operations.

We are subject to laws and regulations enacted by national, state and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have an adverse affect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business, investments and results of operations. Furthermore, legislative proposals have been enacted which could increase our direct operating costs. For example, we are continuing to assess the impact of recently adopted federal health care legislation on our health care benefit costs. This legislation will likely increase the amount of healthcare expenses paid by us. Significant increases in such costs and increasing medical inflation could adversely impact our operating results. There is no assurance we will be able to manage the costs of such legislation in a manner that will not adversely impact our operating results.

Failure to comply with privacy regulations or maintain the integrity of internal or customer data could result in faulty business decisions, harm to our reputation or subject us to costs, fines or lawsuits.

We collect and maintain information relating to our members and guests, including personally identifiable information, for various business purposes, including maintaining records of member preferences to enhance our customer service and for billing, marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our members expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. Privacy regulation is an evolving area in which different jurisdictions (within or outside the United States) may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our members and guests and market our properties and services to our members and guests. A theft, loss, fraudulent or unlawful use of customer, employee or company data could harm our reputation or result in remedial and other costs, fines or lawsuits. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) could result in fines or restrictions on our use or transfer of data. Any of these matters could adversely affect our business, financial condition or results of operations.

The operation of our business relies on technology, and operational risks may disrupt our businesses, result in losses or limit our growth.

We invest in and license technology and systems for property management, procurement, membership records and specialty programs. We believe that we have designed, purchased and installed appropriate information systems to support our business. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our growth, or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. Further, there can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competitors or within budgeted costs and timeframes. In addition, we rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could impact our reputation and hence adversely affect our business and limit our ability to grow.

We may be required to write-off a portion of our goodwill and/or indefinite lived intangible asset balances as a result of a prolonged and severe economic recession.

Under accounting principles generally accepted in the United States of America (“GAAP”), we are required to test goodwill and indefinite lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite lived intangible assets below book value. We evaluate the recoverability of goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends and market and economic conditions. We evaluate the recoverability of indefinite lived intangible assets using the income approach based upon estimated future revenue streams (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”). If a severe prolonged economic downturn were to occur, it could cause less than expected growth or a reduction in terminal values of our reporting units and could result in a goodwill or indefinite lived intangible asset impairment charge attributable to certain goodwill or indefinite lived intangible assets, negatively impacting our results of operations and stockholders’ equity.

We are subject to tax examinations of our tax returns by the Internal Revenue Service and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions and may be subject to similar examinations in the future. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. Intercompany transactions associated with provision of services and cost sharing arrangements, as well as those associated with the ClubCorp Formation, are complex and affect our tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. There can be no assurance that the outcomes from ongoing tax examinations will not have an adverse effect on our operating results and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our operating results and financial condition.

The cancellation of certain indebtedness in connection with the ClubCorp Formation resulted in cancellation of indebtedness income to us. Should the estimates and judgments used in our calculation of such cancellation of indebtedness income prove to be inaccurate, our financial results could be materially affected.

Cancellation of debt income occurred for U.S. federal income tax purposes in connection with the consummation of the ClubCorp Formation due to the forgiveness of $342.3 million of debt owed under the then existing secured credit facilities. The cancellation of indebtedness income not otherwise excluded will be deferred as further provided by Section 108 of the Internal Revenue Code of 1986, as amended (the “Code”). The calculation of the amount of cancellation of indebtedness income recognized in connection with the ClubCorp Formation is complex and involves significant judgments and interpretations on our part. Should the estimates and judgments used in our calculation of cancellation of indebtedness income prove to be inaccurate, our financial results could be materially affected.

We are controlled by affiliates of KSL, whose interests may be different than the interests of other investors.

By reason of their majority ownership interest in our parent company, affiliates of KSL have the ability to designate a majority of the members of our board of directors. KSL’s affiliates are able to control actions to be taken by us, including amendments to our certificate of incorporation and bylaws and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets. The interests of KSL’s affiliates may be materially different from the interests of our other stakeholders. For example, KSL’s affiliates may cause us to take actions or pursue strategies that could impact our ability to make payments under our debt agreements or that cause a change in control. In addition, to the extent permitted by our debt agreements, affiliates of  KSL may cause us to pay dividends rather than make capital expenditures.

Cautionary Statement Regarding Forward-Looking Statements

All statements (other than statements of historical facts) in this Annual Report on Form 10-K regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

Some of the key factors that could cause actual results to differ from our expectations include:

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

•      the ownership of a majority of our equity by affiliates of our Sponsor;

•      our substantial indebtedness, which may adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and could divert our cash flows from operations for debt payments;

•      our need to generate cash to service our indebtedness;

•      the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•      restrictions in our debt agreements that limit our flexibility in operating our business; and

•      other factors detailed herein, including under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Form 10-K. These forward-looking statements speak only as of the date of this Form 10-K. We do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require us to do so.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of March 15, 2012, our portfolio consists of 152 clubs located in 24 states, the District of Columbia, and two foreign countries. We own 82 clubs in fee simple, lease 44 business, sports and alumni clubs on long-term space leases, hold the leasehold interest in 12 golf and country clubs, hold joint venture partnerships in 7 clubs, and hold management contracts for 7 clubs.

The following tables illustrate our clubs by location, type of club, and size either in terms of golf holes or square footage, respectively, for golf and country clubs or business, sports and alumni clubs.

Golf and Country Clubs Segment by Region	Type of Club	Market	State	Golf Holes
California Region
Aliso Viejo Golf Club	Private Country Club	Los Angeles	CA	18
Braemar Country Club	Private Country Club	Los Angeles	CA	27
Canyon Crest Country Club	Private Country Club	Los Angeles	CA	18
Coto De Caza Golf & Racquet Club	Private Country Club	Los Angeles	CA	36
Crow Canyon Country Club	Private Country Club	San Francisco	CA	18
Desert Falls Country Club	Private Country Club	Palm Springs	CA	18
Morgan Run Club & Resort	Private Country Club	San Diego	CA	27
Porter Valley Country Club	Private Country Club	Los Angeles	CA	18
Shadowridge Country Club	Private Country Club	San Diego	CA	18
Spring Valley Lake Country Club	Private Country Club	Los Angeles	CA	18
Airways Golf Club	Public Golf	Fresno	CA	18
Empire Ranch Golf Club	Public Golf	Sacramento	CA	18
Indian Wells Country Club	Private Country Club	Palm Springs	CA	36
Mission Hills Country Club	Private Country Club	Palm Springs	CA	54
Teal Bend Golf Club	Public Golf	Sacramento	CA	18
Turkey Creek Golf Club	Public Golf	Sacramento	CA	18
Granite Bay Golf Club	Private Country Club	Sacramento	CA	18
Texas Region
April Sound Country Club	Private Country Club	Houston	TX	27

Bay Oaks Country Club	Private Country Club	Houston	TX	18
Brookhaven Country Club	Private Country Club	Dallas	TX	54
Canyon Creek Country Club	Private Country Club	Dallas	TX	18
The Club at Cimarron	Private Country Club	Mission	TX	18
Fair Oaks Ranch Golf & Country Club	Private Country Club	San Antonio	TX	36
The Club at Falcon Point	Private Country Club	Houston	TX	18
Gleneagles Country Club	Private Country Club	Dallas	TX	36
Hackberry Creek Country Club	Private Country Club	Dallas	TX	18
Hearthstone Country Club	Private Country Club	Houston	TX	27
The Clubs of Kingwood at Deerwood	Private Country Club	Houston	TX	18
The Clubs of Kingwood at Kingwood	Private Country Club	Houston	TX	72
Las Colinas Country Club	Private Country Club	Dallas	TX	18
Lost Creek Country Club	Private Country Club	Austin	TX	18
Oakmont Country Club	Private Country Club	Dallas	TX	18
Shady Valley Golf Club	Private Country Club	Dallas	TX	18
Stonebriar Country Club (1)	Private Country Club	Dallas	TX	36
Stonebridge Country Club	Private Country Club	Dallas	TX	18
The Ranch Country Club at Stonebridge	Private Country Club	Dallas	TX	27
Lakeway Country Club	Semi-Private Golf Club	Austin	TX	36
Flintrock Golf Club at Lakeway	Private Country Club	Austin	TX	18
The Hills Country Club at Lakeway	Private Country Club	Austin	TX	18
Timarron Country Club	Private Country Club	Dallas	TX	18
Trophy Club Country Club	Private Country Club	Dallas	TX	36
Walnut Creek Country Club	Private Country Club	Dallas	TX	36
Wildflower Country Club	Private Country Club	Waco	TX	18
Willow Creek Golf Club	Private Country Club	Houston	TX	18
West Region
Anthem Golf & Country Club	Private Country Club	Phoenix	AZ	18
Ironwood Club at Anthem	Private Country Club	Phoenix	AZ	18
Gainey Ranch Golf Club	Private Country Club	Phoenix	AZ	27
Seville Golf & Country Club	Private Country Club	Phoenix	AZ	18
Aspen Glen Club	Private Country Club	Rocky Mountain	CO	18
Canyon Gate Country Club	Private Country Club	Las Vegas	NV	18
Bear’s Best Las Vegas	Public Golf	Las Vegas	NV	18
Canterwood Golf & Country Club	Private Country Club	Seattle	WA	18
Midwest Region
Knollwood Country Club	Private Country Club	South Bend	IN	36
Nicklaus Golf Club at LionsGate	Private Country Club	Kansas City	KS	18
Oak Pointe Country Club	Private Country Club	Detroit	MI	36
Firestone Country Club	Private Country Club	Akron	OH	63
Quail Hollow Country Club	Private Country Club	Cleveland	OH	36
Silver Lake Country Club	Private Country Club	Akron	OH	18
Mid-Atlantic Region
Devils Ridge Golf Club	Private Country Club	Raleigh/Durham	NC	18
Lochmere Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
Nags Head Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
Neuse Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
The Currituck Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
Bluegrass Yacht & Country Club	Private Country Club	Nashville	TN	18
Greenbrier Country Club	Private Country Club	Norfolk	VA	18
Piedmont Club	Private Country Club	Washington, D.C.	VA	18
River Creek Club	Private Country Club	Washington, D.C.	VA	18
Stonehenge Golf & Country Club	Private Country Club	Richmond	VA	18
Northeast Region
Ipswich Country Club	Private Country Club	Boston	MA	18
Diamond Run Golf Club	Private Country Club	Pittsburgh	PA	18
Treesdale Golf & Country Club	Private Country Club	Pittsburgh	PA	27
Hamlet Golf & Country Club	Semi-Private Golf Club	Long Island	NY	18

Willow Creek Golf & Country Club	Semi-Private Golf Club	Long Island	NY	18
Wind Watch Golf & Country Club	Private Country Club	Long Island	NY	18
Southeast Region
Diamante Golf Club	Private Country Club	Hot Springs Village	AR	18
Countryside Country Club	Private Country Club	Tampa	FL	27
Debary Golf & Country Club	Semi-Private Golf Club	Orlando	FL	18
Deercreek Country Club	Private Country Club	Jacksonville	FL	18
East Lake Woodlands Country Club	Private Country Club	Clearwater	FL	36
Haile Plantation Golf & Country Club	Private Country Club	Gainesville	FL	18
Hunter’s Green Country Club	Private Country Club	Tampa	FL	18
Monarch Country Club (1)	Private Country Club	Palm Beaches	FL	18
Queens Harbour Yacht & Country Club	Semi-Private Golf Club	Jacksonville	FL	18
Tampa Palms Golf & Country Club	Private Country Club	Tampa	FL	18
Eagle Ridge Country Club	Semi-Private Golf Club	Gainesville	FL	36
Stone Creek Golf Club	Semi-Private Golf Club	Gainesville	FL	18
LPGA International	Semi-Private Golf Club	Daytona Beach	FL	36
Country Club of Gwinnett	Semi-Private Golf Club	Atlanta	GA	18
Country Club of the South (1)	Private Country Club	Atlanta	GA	18
Eagles Landing Country Club	Private Country Club	Atlanta	GA	27
Northwood Country Club	Private Country Club	Atlanta	GA	18
Bear’s Best Atlanta	Public Golf	Atlanta	GA	18
Laurel Springs Golf Club	Private Country Club	Atlanta	GA	18
Southern Trace Country Club	Private Country Club	Shreveport	LA	18
Country Club of Hilton Head	Private Country Club	Hilton Head	SC	18
Golden Bear Golf Club at Indigo Run	Semi-Private Golf Club	Hilton Head	SC	18
The Golf Club at Indigo Run	Private Country Club	Hilton Head	SC	18
Woodside Plantation Country Club	Private Country Club	Augusta, GA	SC	45
International Region
Cozumel Country Club	Semi-Private Golf Club	International	Mexico	18
Vista Vallarta	Semi-Private Golf Club	International	Mexico	36
Marina Vallarta Club de Golf	Semi-Private Golf Club	International	Mexico	18
Total Golf & Country Clubs				2,367

Business, sports and alumni Clubs Segment by Region	Business Type	Market	State	Square Footage
California Region
City Club on Bunker Hill	Business Club	Los Angeles	CA	26,429
Center Club	Business Club	Los Angeles	CA	20,778
Silicon Valley Capital Club	Business/Sports Club	San Jose	CA	14,279
University Club atop Symphony Towers	Business Club	San Diego	CA	16,725
Texas Region
Greenspoint Club	Business/Sports Club	Houston	TX	38,950
Houston City Club	Business/Sports Club	Houston	TX	132,445
The Downtown Club at Met	Business/Sports Club	Houston	TX	105,450
The Downtown Club at Houston Center	Business/Sports Club	Houston	TX	55,000
The Downtown Club at Plaza	Business Club	Houston	TX	13,927
La Cima Club	Business Club	Dallas	TX	14,723
Plaza Club	Business Club	San Antonio	TX	17,469
Texas Tech University Club	Alumni Club	Lubbock	TX	20,000
Tower Club	Business Club	Dallas	TX	28,512
The University of Texas Club	Alumni Club	Austin	TX	33,872
Westlake Club	Business/Sports Club	Houston	TX	55,180
West Region
Columbia Tower Club	Business Club	Seattle	WA	24,882
Midwest Region
Metropolitan Club	Business/Sports Club	Chicago	IL	59,420
Mid-America Club	Business Club	Chicago	IL	42,143
Skyline Club	Business Club	Indianapolis	IN	16,382

Skyline Club	Business Club	Detroit	MI	20,335
Shoreby Club	Business/Sports Club	Cleveland	OH	20,700
Dayton Racquet Club	Business/Sports Club	Dayton	OH	28,291
The Club at Key Center	Business/Sports Club	Cleveland	OH	33,902
Le Club	Sports Club	Milwaukee	WI	127,000
Mid-Atlantic Region
City Club of Washington at Columbia Square	Business Club	Washington, D.C.	DC	15,640
Carolina Club	Alumni Club	Chapel Hill	NC	15,000
Capital City Club	Business Club	Raleigh/Durham	NC	17,969
Cardinal Club	Business Club	Raleigh/Durham	NC	21,812
Piedmont Club	Business Club	Winston-Salem	NC	13,236
Club LeConte	Business Club	Knoxville	TN	16,557
Crescent Club	Business Club	Memphis	TN	14,329
Tower Club Tysons Corner	Business Club	Vienna	VA	22,026
Town Point Club	Business Club	Norfolk	VA	18,253
Northeast Region
University of Massachusetts Club	Alumni Club	Boston	MA	18,500
Boston College Club	Alumni Club	Boston	MA	16,929
The Athletic & Swim Club at Equitable Center	Sports Club	New York City	NY	25,000
Pyramid Club	Business Club	Philadelphia	PA	20,139
Rivers Club	Business/Sports Club	Pittsburgh	PA	69,167
Southeast Region
Capital City Club	Business Club	Montgomery	AL	33,985
The Summit Club	Business Club	Birmingham	AL	19,382
University Center Club at Florida State University	Alumni Club	Tallahassee	FL	64,000
Centre Club	Business Club	Tampa	FL	14,139
Citrus Club	Business/Sports Club	Orlando	FL	25,899
Tower Club	Business Club	Ft. Lauderdale	FL	10,184
University Club	Business/Sports Club	Jacksonville	FL	27,969
Buckhead Club	Business Club	Atlanta	GA	18,000
The Commerce Club f/k/a 191 Club	Business Club	Atlanta	GA	15,550
Capital City Club	Business Club	Columbia	SC	20,339
Commerce Club	Business Club	Greenville	SC	15,550
Harbour Club	Business Club	Charleston	SC	17,978
International Region
Capital Club	Business Club	International	China	60,000
Total Business, Sports & Alumni Clubs				1,614,326

(1)   Subject to a mortgage. See Note 11 of the notes to the audited consolidated financial statements included elsewhere herein for further discussion.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes, disputes with members regarding their membership agreements, employment issues and claims relating to personal injury and property damage. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is privately held and there is no established public trading market for our stock.

Holders

As of March 1, 2012, there was 1 holder of record of our Common Stock.

Dividends

We did not declare or pay any cash dividends on our Common Stock in the fiscal years ended December 27, 2011 and December 28, 2010.  Certain of our debt instruments limit our ability to pay dividends. Currently, we do not anticipate paying any cash dividends in the near future.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods presented. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2008, our fiscal year was comprised of the 53 weeks ended December 30, 2008. For 2007, 2009, 2010 and 2011, our fiscal years were comprised of the 52 weeks ended December 25, 2007, December 29, 2009, December 28, 2010 and December 27, 2011, respectively.

The statements of operations data set forth below for the fiscal years ended December 29, 2009, December 28, 2010 and December 27, 2011 and the balance sheet data as of December 28, 2010 and December 27, 2011, are derived from our audited consolidated financial statements that are included elsewhere herein. The statements of operations data set forth below for the fiscal year ended December 30, 2008 and the balance sheet data as of December 29, 2009, are derived from our audited consolidated financial statements that are not included elsewhere herein. The consolidated statements of operations data set forth below for the fiscal year ended December 25, 2007 and the consolidated balance sheet data as of December 25, 2007 and December 30, 2008 are derived from our unaudited consolidated financial statements not included elsewhere herein. The unaudited consolidated financial statements were prepared on a basis consistent with our audited consolidated financial statements.

This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere herein.

	Fiscal Years Ended(1)
	December 27, 2011	December 28, 2010(3)	December 29, 2009	December 30, 2008	December 25, 2007
	(in thousands)
Statements of Operations Data:
Revenues:
Club operations	$517,806	$500,128	$513,640	$558,835	$536,719
Food and beverage	204,763	190,702	190,103	217,060	222,002
Other revenues	3,174	2,882	2,467	3,637	4,281
Total revenues	725,743	693,712	706,210	779,532	763,002
Club operating costs exclusive of depreciation	472,805	455,927	458,824	527,156	513,619
Cost of food and beverage sales exclusive of depreciation	64,572	60,040	60,553	62,538	62,603
Depreciation and amortization	93,578	92,295	98,333	101,682	100,090
Provision for doubtful accounts	3,385	3,213	4,790	4,485	2,801
Loss (gain) on disposals and acquisitions of assets	9,588	(5,357)	6,505	3,871	8,858
Impairment of assets	1,273	9,243	11,808	2,397	—
Equity in earnings from unconsolidated ventures	(1,487)	(1,309)	(706)	(1,514)	(851)
Selling, general and administrative	52,382	38,946	39,266	45,136	48,970
Operating income	29,647	40,714	26,837	33,781	26,912
Interest and investment income	138	714	2,684	4,290	10,540
Interest expense	(83,710)	(57,012)	(58,217)	(93,772)	(104,593)
Change in fair value of interest rate cap agreements	(137)	(3,529)	2,624	(10,454)	(8,375)
Gain on extinguishment of debt	—	334,423	—	—	—
Other income	3,746	3,929	6,006	7,387	220
(Loss) income before taxes	(50,316)	319,239	(20,066)	(58,768)	(75,296)
Income tax benefit (expense)	16,016	(57,296)	917	17,474	24,930
(Loss) income from continuing operations	(34,300)	261,943	(19,149)	(41,294)	(50,366)
(Loss) income from discontinued clubs, net of tax	(598)	(287)	(868)	(24,084)	(386)
Loss from discontinued Non-Core Entities, net of tax	—	(8,779)	(11,487)	(4,134)	(3,115)
Net (loss) income	(34,898)	252,877	(31,504)	(69,512)	(53,867)
Cash dividends declared per common share	$—	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$50,317	$56,531	$73,568	$213,289	$91,578
Restricted cash	—	525	14,100	9,324	22,124
Total assets	1,732,474	1,772,998	2,155,584	2,421,732	2,401,977
Membership deposits—current portion(2)	69,870	53,646	38,161	31,240	25,867
Long-term debt (net of current portion)	772,272	772,079	1,391,367	1,512,994	1,417,492
Membership deposits(2)	203,542	201,910	197,486	184,854	170,111
Total equity (deficit)	$198,409	$231,157	$(244,229)	$(115,946)	$(40,922)

(1)           Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2008, our fiscal year was comprised of the 53 weeks ended December 30, 2008. For 2007, 2009, 2010 and 2011, our fiscal years were comprised of the 52 weeks ended December 25, 2007, December 29, 2009, December 28, 2010 and December 27, 2011, respectively.

(2)           The liability for membership deposits is the present value of the refund obligation. The present value of the refund obligation of the membership deposit liability accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect the life of the maturity which is generally a 30-year time frame.

(3)           The statement of operations and balance sheet data reflect the ClubCorp Formation from November 30, 2010, which was treated as a reorganization of entities under common control.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” or in other parts of this Form 10-K.

ClubCorp Formation

ClubCorp is a holding company that was formed on November 30, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”) for the purpose of operating and managing golf, country, business, sports and alumni clubs.

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

•                  Investment vehicles managed by affiliates of KSL contributed $260.5 million as equity capital to ClubCorp.

•                  Fillmore Inc. reincorporated in Nevada through a merger into a newly formed Nevada corporation, ClubCorp Holdings, Inc. (“Holdings”), with Holdings as the surviving entity. CCI merged into ClubCorp USA, Inc. (“CCUSA”), with CCUSA surviving as a wholly-owned subsidiary of ClubCorp.

•                  ClubCorp issued and sold $415.0 million of unsecured notes and borrowed $310.0 million of secured term loans under our new secured credit facilities.

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

Overview

We are one of the largest owners and managers of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes over 145,000 memberships and 350,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. As of December 27, 2011, we owned or operated 101 golf and country clubs and 51 business, sports and alumni clubs in 24 states, the District of Columbia and two foreign countries. We believe that our expansive network of clubs and our focus on facilities, recreation and social programming enhances our ability to attract members across a number of demographic groups.

Discontinued Non-Core Entities

In connection with the ClubCorp Formation, ClubCorp sold its Non-Core Entities to affiliates of KSL on November 30, 2010. The financial results of such entities prior to November 30, 2010 are presented as discontinued Non-Core Entities.

Factors Affecting our Business

A significant percentage of our revenues are derived from membership dues, and these dues together with the geographic diversity of our clubs, help to provide us with a recurring revenue base that limits the impact of fluctuations in regional economic conditions. The economic environment during the past three years has negatively impacted our business and the private club industry generally, resulting in declines in revenues due to decreased membership and overall visitation and usage. Additionally, we have closed certain business, sports and alumni clubs that were underperforming. In December 2010, we ceased managing the Nashville City Club in Nashville, Tennessee and ceased operating the Renaissance Club in Detroit, Michigan (however, members of the former Renaissance Club remain members of Skyline Club also in Detroit, Michigan). In February 2011, we ceased operating First City Club in Savannah, Georgia, then in August 2011, we ceased operating the City Club of Washington at Franklin Square in Washington, D.C. (however, members of the former City Club of Washington at Franklin Square remain members of the City Club of Washington at Columbia Square also in Washington, D.C.), and on December 31, 2011, we ceased operating the University Club of Jackson in Jackson, Mississippi. Additionally, the management agreements for The Club at Viniterra and The Preserve Golf Club, both in our Golf and Country Club segment, terminated in December 2011 and January 2012, respectively, as a result of the owners’ sale of the underlying real properties.

Despite the impact of the current economic environment and club closings, we believe our efforts to position our clubs as focal points for their local communities with offerings that appeal to the entire family of our members have created increased member loyalty that we believe has mitigated attrition rates in our membership base compared to the industry as a whole. We also actively manage our variable costs and focus on labor productivity to maintain profit margins and drive financial performance. We believe the strength of our clubs and the stability of our membership will enable us to maintain our position as an industry leader in the future.

We are in the business of private club ownership and management and, as one of the largest operators of private clubs in the world, we enjoy economies of scale and a leadership position. Going forward we will continue to strategically expand and upgrade our portfolio. In January 2012, we entered into a new agreement to manage and operate LPGA International, a semi-private golf and country club located in Daytona Beach, Florida. In June 2011, we acquired three golf and country club properties in the Long Island area of New York and in August 2011, we acquired Canterwood Golf and Country Club in the Seattle, Washington area. In fiscal year 2010, we opened a new alumni club at Texas Tech University in Lubbock, Texas and acquired Country Club of the South outside Atlanta, Georgia. Additionally, our targeted capital investment program is expected to yield positive financial results as we upgrade our facilities to improve our members experience and the appearance of our private club product. In addition to renovations made at our clubs, at the end of 2010, we updated our public facing website and are in the process of adding additional functionality to our members only section of the website.

Enrollment and Retention of Members

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Although we devote substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond our control. Periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels could have a material adverse effect on our business, operating results and financial position. We have various programs at our clubs designed to decrease our future attrition rates by increasing member satisfaction and usage. These programs take a proactive approach to getting current and newly enrolled members involved in activities and groups that go beyond the physical club, in addition to granting members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such offering is our Optimal Network Experiences (“O.N.E.”) product, which is a new type of membership upgrade offering that combines comprehensive club, community and world benefits. With this offering, members receive 50 percent off a la carte dining at their home club, access to ClubCorp’s family of clubs in the local community, and golf and dining privileges when traveling to ClubCorp’s network of more than 200 private clubs with additional access to more than 700 renowned hotels, resorts, restaurants and entertainment venues. We introduced the O.N.E. offering initially in our Texas clubs and have now expanded to additional strategic markets.

The following table presents our membership counts as of the end of each period. References to percentage changes that are not meaningful are denoted by “NM”:

	Dec. 27,	Dec. 28,	#	%	Dec. 28,	Dec. 29,	#	%
Total memberships at end of period:	2011	2010	Change	Change	2010	2009	Change	Change
Golf and Country Clubs
Same Store Clubs	78,905	79,092	(187)	-0.2%	79,092	80,024	(932)	-1.2%
New or Acquired Clubs	1,714	564	1,150	NM	564	—	564	NM
Total Golf and Country Clubs	80,619	79,656	963	1.2%	79,656	80,024	(368)	-0.5%

Business, Sports and Alumni Clubs
Same Store Clubs	63,553	65,489	(1,936)	-3.0%	65,489	69,533	(4,044)	-5.8%
New or Acquired Clubs	1,538	859	679	NM	859	—	859	NM
Total Business, Sports and Alumni Clubs	65,091	66,348	(1,257)	-1.9%	66,348	69,533	(3,185)	-4.6%

Total
Same Store Clubs	142,458	144,581	(2,123)	-1.5%	144,581	149,557	(4,976)	-3.3%
New or Acquired Clubs	3,252	1,423	1,829	NM	1,423	—	1,423	NM
Total memberships at end of period	145,710	146,004	(294)	-0.2%	146,004	149,557	(3,553)	-2.4%

See “Basis of Presentation—Same Store Analysis” for definitions of Same Store Clubs and New or Acquired Clubs.

Industry and Demographic Trends

The golf industry is characterized by varied ownership structures, including properties owned by corporations, member equityholders, developers, municipalities and others. Data from the National Golf Foundation shows that since 2006, total golf facility supply has declined indicating the industry is still overcoming a supply and demand imbalance caused by a dramatic increase in the number of total facilities in the 1990s. According to the National Golf Foundation, 2011 represented the sixth consecutive year in which total facility closures outnumbered openings with 112 net 18-hole equivalent golf facility closures.

We believe that the golf industry overall will benefit as baby boomers (individuals born between 1946 and 1964) enter the peak leisure phase of their lives. According to publications by the National Golf Foundation the private golf club industry captures a more affluent segment of baby boomers than the industry as a whole. Members of the baby-boomer generation are currently in transition from their professional peak earning years and will soon begin retiring at an unprecedented rate with the first wave of baby boomers reaching the age of 65 in 2011. According to the U.S. Census Bureau, there will be a projected 18.6% increase in the U.S. population aged 55 to 64 from 2010 through 2020. Data from the Congressional Budget Office and Federal Reserve indicate that baby-boomer households own more than 50 percent of the value of all outstanding financial assets in the U.S. financial market. As a result, the aging of the baby-boomer generation also has potentially favorable implications for the golf industry as the greatest number of rounds played occurs in the 65 and over age category of golfers, based on data collected by the National Golf Foundation.

Seasonality of Demand; Fluctuations in Quarterly Results

Our quarterly results fluctuate as a result of a number of factors. Usage of our country club and golf facilities decline significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business clubs typically generate a greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of sixteen or seventeen weeks of operations and the first, second and third fiscal quarters each consist of twelve weeks. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods.

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, dry, cold or rainy weather in a given region can be expected to reduce our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the impacted region. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage. A severe drought affecting a large number of properties could have a material adverse affect on our business and results of operations.

Implications of the ClubCorp Formation

Our operating results and financial condition have been and will continue to be impacted by the ClubCorp Formation. As a result of the ClubCorp Formation in November 2010, we began incurring increased interest expense as a result of higher aggregate interest rates on our outstanding indebtedness. In addition, our taxpayer status has changed due to taxable gains triggered by the ClubCorp Formation that utilized our net operating loss carryforwards.

Basis of Presentation

Total revenues recorded in our two principle business segments (1) golf and country clubs and (2) business, sports and alumni clubs are comprised mainly of revenues from membership dues (including dues for upgrade products), food and beverage operations and golf operations. Operating costs and expenses recorded in our two principle business segments primarily consist of labor expenses, food and beverage costs, golf course maintenance costs and general and administrative costs.

Other operations not allocated to our two principle business segments are comprised primarily of income from arrangements with third parties for access privileges, expenses associated with corporate overhead, shared services and intercompany eliminations made in the consolidation between these other operations and our two principle business segments.

We offer a network of products, services and amenities through membership upgrades that provide access to our extensive network of clubs and leverage our alliances with other clubs, facilities and properties. For example, our reciprocal access program provides our members, for incremental monthly dues, access to our network of clubs in certain geographical areas, which is arranged by our in-house travel concierge. The membership upgrade revenues associated with our network of clubs are recorded in the two principle business segments (1) golf and country clubs and (2) business, sports and alumni clubs. The membership upgrade revenues associated with access privileges to third party clubs, facilities and properties are recorded in other operations.

Segment EBITDA —We evaluate segment performance and allocate resources based on Segment EBITDA. We consider Segment EBITDA an important indicator of the operational strength and performance of our business. We have included Segment EBITDA because it is a key financial measure used by our management to (i) internally measure our operating performance and (ii) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. Segment EBITDA is defined as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, loss on disposal and impairment of assets, gain on extinguishment of debt and depreciation and amortization. Additionally, Segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants.  The additional items that are adjusted to determine Segment EBITDA are:

•                  translation gains and losses are excluded;

•                  proceeds from business interruption insurance are excluded;

•                  severance payments are excluded;

•                  expenses related to accruals for unclaimed property settlements are excluded;

•                  fees and expenses paid to an affiliate of KSL are excluded;

•                  acquisition costs are excluded;

•                  amortization of step-up in certain equity method investments is excluded;

•                  expenses related to the ClubCorp Formation are excluded;

•                  expenses related to adjustments in accruals for certain environmental compliance obligations incurred prior to 2011 are excluded;

•                  expenses related to adjustments in accruals for certain property tax increases prior to 2011 are excluded;

•                  expenses related to an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 related to the acquisition and development of a golf course property are excluded;

•                  expenses accrued under a long term incentive compensation plan are excluded;

•                  certain other incidental expenses are excluded.

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

Same Store Analysis — We employ “same store” analysis techniques for a variety of management purposes. Newly acquired or opened clubs and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. By our definition, clubs are evaluated at the beginning of each year and considered same store once they have been fully operational for one fiscal year. This distinction between newly acquired or opened clubs and same store clubs allows us to separately analyze the operating results of our established and new clubs. We believe this approach provides for more effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our same store clubs without the in-comparability caused by the inclusion of newly acquired or opened clubs. Clubs divested during a period are removed from the same store classification for all periods presented and included in discontinued operations. We analyze membership on a same store basis as well, as it is not impacted by divestitures and we believe it provides a clearer picture of trends in our continuing operations.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2009, 2010 and 2011, the fiscal years were comprised of the 52 weeks ended December 29, 2009, December 28, 2010 and December 27, 2011, respectively.

The following table presents our financial operating results as a percent of our total revenues for the periods indicated.

	Years Ended
Consolidated Statement of Operations	December 27, 2011	% of Revenue	December 28, 2010	% of Revenue	December 29, 2009	% of Revenue
	(dollars in thousands)
Club operations	$517,806	71.35%	$500,128	72.09%	$513,640	72.73%
Food and beverage	204,763	28.21%	190,702	27.49%	190,103	26.92%
Other revenues	3,174	0.44%	2,882	0.42%	2,467	0.35%
Total revenues	725,743		693,712		706,210
Direct and selling, general, and administrative expenses:
Club operating costs exclusive of depreciation	472,805	65.15%	455,927	65.72%	458,824	64.97%
Cost of food and beverage sales exclusive of depreciation	64,572	8.90%	60,040	8.65%	60,553	8.57%
Depreciation and amortization	93,578	12.89%	92,295	13.30%	98,333	13.92%
Provision for doubtful accounts	3,385	0.47%	3,213	0.46%	4,790	0.68%
Loss (gain) on disposals/acquisitions of assets	9,588	1.32%	(5,357)	-0.77%	6,505	0.92%
Impairment of assets	1,273	0.18%	9,243	1.33%	11,808	1.67%
Equity in earnings from unconsolidated ventures	(1,487)	-0.20%	(1,309)	-0.19%	(706)	-0.10%
Selling, general and administrative	52,382	7.22%	38,946	5.61%	39,266	5.56%
Operating income	29,647	4.09%	40,714	5.87%	26,837	3.80%
Interest and investment income	138	0.02%	714	0.10%	2,684	0.38%
Interest expense	(83,710)	-11.53%	(57,012)	-8.22%	(58,217)	-8.24%
Change in fair value of interest rate cap agreements	(137)	-0.02%	(3,529)	-0.51%	2,624	0.37%
Gain on extinguishment of debt	—	—	334,423	48.21%	—	—
Other income	3,746	0.52%	3,929	0.57%	6,006	0.85%
(Loss) income before income taxes	(50,316)	-6.93%	319,239	46.02%	(20,066)	-2.84%
Income tax benefit (expense)	16,016	2.21%	(57,296)	-8.26%	917	0.13%
(Loss) income from continuing operations	(34,300)	-4.73%	261,943	37.76%	(19,149)	-2.71%
Loss from discontinued clubs, net of income tax (expense) benefit of $(153), $182 and $325, in 2011, 2010 and 2009, respectively	(598)	-0.08%	(287)	-0.04%	(868)	-0.12%
Loss from discontinued Non-Core Entities, net of income tax (expense) benefit of $(6,748) and $6,844 in 2010 and 2009, respectively	—	—	(8,779)	-1.27%	(11,487)	-1.63%
Net (loss) income	(34,898)	-4.81%	252,877	36.45%	(31,504)	-4.46%
Net income attributable to noncontrolling interests	(575)	-0.08%	(346)	-0.05%	(36)	-0.01%
Net loss attributable to discontinued Non-Core Entities noncontrolling interests	—	—	1,966	0.28%	2,802	0.40%
(Loss) income attributable to ClubCorp	$(35,473)	-4.89%	$254,497	36.69%	$(28,738)	-4.07%

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management includes the average expected life of an active membership used to amortize initiation fees and deposits, our weighted average borrowing rate used to accrete membership initiation deposit liability, and inputs for impairment testing of goodwill, intangibles and long-lived assets. The following is a discussion of our critical accounting policies and the related management estimates and assumptions used in determining the value of related assets and liabilities. A full description of all of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included elsewhere herein.

Revenue Recognition

Revenues from club operations, food and beverage and merchandise sales are recognized when the service is provided and are reported net of sales taxes. Revenues from membership dues are billed monthly and recognized in the period earned. Service charges in excess of amounts paid to employees are recognized in revenue. The monthly dues are expected to cover the cost of providing membership services and are generally adjusted annually depending on national, regional or local economic conditions, which could limit our ability to increase revenues from membership dues. Prepaid dues are recognized as income over the prepayment period. Revenue from initiation fees and deposits are recognized as described below.

Average Expected Life of an Active Membership and Discount Rate

At the majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members and the prestige of the club. In general, initiation fees are not refundable, but initiation deposits are refundable after a number of years. The majority of our initiation fees are deferred and recognized over the average expected life of an active membership which is six years for golf and country club memberships and four years for business, sports and alumni club memberships for the periods presented. The majority of our initiation deposits are refundable after a fixed number of years (generally 30 years), following the date of acceptance of a member. We recognize revenue related to these initiation deposits over the average expected life of an active membership. For initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as initiation fees and deposits revenue on a straight-line basis over the average expected life of an active membership. The present value of the refund obligation is recorded as an initiation deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate at the time the deposit was paid adjusted to reflect the life of the maturity which is generally a 30-year time frame. The accretion is included in interest expense.

The calculation of the average expected life of an active membership is a critical estimate in the recognition of revenues and expenses associated with initiation fees and deposits and is used for the amortization associated with our membership relationship intangibles. Average expected life of an active membership is calculated separately for business, sports and alumni clubs and golf and country clubs by taking the inverse of the total number of members lost in a particular period divided by the total number of members at the end of the prior period. This base-level calculation is performed at the end of each fiscal year, using a 10-year rolling average of each year’s data to determine the average expected life of an active membership to be used in the upcoming year. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated financial statements by decreasing or increasing the average expected life of an active membership, which in turn would affect the length of time over which we recognize revenues and expenses associated with our initiation fees and deposits. Because initiation fees and deposits generally have minimal direct incremental costs associated with them, a change in our average expected life of an active membership would likely materially affect our results of operations. For the year ended December 27, 2011, the average expected life of an active membership was six years for golf and country club memberships and four years for business, sports and alumni club memberships. For the years ended December 28, 2010 and December 29, 2009, the average expected life of an active membership was seven years for golf and country club memberships and five years for business, sports and alumni club memberships.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, accounting standards related to “Accounting for the Impairment or Disposal of Long-Lived Assets,” our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our consolidated statements of operations.

For assets held for sale, fair value is determined using information on known purchase price commitments from potential buyers, less estimated incremental direct costs to sell the property in question. Changes in purchase prices due to market conditions, a potential buyer’s due diligence process or other factors beyond our control such as the emergence of unanticipated selling costs can materially affect estimates of fair value and the amount of impairment charges recorded in a particular period.

For assets to be held and used, when events or changes in circumstances indicate that the carrying value may not be recoverable, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, the impairment is determined by comparing the carrying value of the property to its fair value which may be approximated by using future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both within our control and out of our control. Additionally, we review current property appraisals when available to assess recoverability. Actual results that differ from these estimates can generate material differences in impairment charges recorded, and ultimately, net income or loss in our consolidated statements of operations and the carrying value of properties on our consolidated balance sheet.

We did not record any impairments of property and equipment in the year ended December 27, 2011. For the years ended December 28, 2010 and December 29, 2009, impairment charges of long-lived assets of $0.6 million and $2.3 million, respectively, were recognized as a component of operating income in our consolidated statements of operations.

Impairment of Goodwill and Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangibles are also evaluated upon the occurrence of such costs, but not less than annually. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. We test our trade name intangible assets, which are indefinite lived, utilizing the relief from royalty method to determine the estimated fair value for each trade name which is classified as a Level 3 measurement under FASB ASC Topic 820. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. We recorded impairment of trade names of $0.1 million, $8.6 million and $9.4 million in the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively, included in impairment of assets in our consolidated statements of operations.

We test our liquor license intangible assets, which are indefinite lived, utilizing multiple valuation methods. As of December 27, 2011, $1.1 million of our liquor licenses are valued at quoted market prices which are classified as Level 2 measurements under FASB ASC Topic 820 and $2.9 million of our liquor licenses are not actively traded on an open market. We use a combination of the discounted future free cash flows method and a comparison to liquor licenses sold in an active market in other jurisdictions. These valuations are considered Level 3 measurements under FASB ASC Topic 820. Significant assumptions used by management include future cash flows projections, discount rates and projected margins. In the year ended December 27, 2011, we recorded impairment of liquor licenses of $1.2 million included in impairment of assets in our consolidated statements of operations. For the years ended December 28, 2010 and December 29, 2009, we did not record any impairment of liquor licenses.

We evaluate goodwill for impairment at the reporting unit level (golf and country clubs and business, sports and alumni clubs). Goodwill is allocated to each reporting unit based on an estimate of its relative fair value at the time of the acquisition of ClubCorp in 2006. When testing for impairment, we first compare the fair value of our reporting units to the recorded values. Reporting units are defined as an operating segment or one level below. Valuation methods used to determine fair value include analysis of the discounted future free cash flows that a reporting unit is expected to generate (“Income Approach”) and an analysis is based upon a comparison of reporting units to similar companies utilizing a purchase multiple of earnings before interest, taxes, depreciation and amortization (“Market Approach”). These valuations are considered Level 3 measurements under FASB ASC Topic 820. Management utilizes estimates to determine the fair value of the reporting units. Significant estimates used by management include future cash flows projections, growth rates, capital needs, projected margins and the discount rate, among other factors.

If the carrying amount of the reporting units exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied value of the reporting unit’s goodwill with the carrying value of that unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination under FASB ASC Topic 810. Accordingly, the fair value of a reporting unit is allocated to all the assets and liabilities of that unit, including intangible assets, and any excess of the value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of its goodwill.

We test goodwill for impairment annually on the first day of our last fiscal quarter. Based on this analysis, no impairment of goodwill was recorded at December 27, 2011, December 28, 2010 or December 29, 2009, respectively. We are not currently aware of any material events that would cause us to reassess the fair value of our goodwill and trade name intangible assets. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations.

Unfavorable future estimates could result in an impairment of goodwill. The most significant assumptions used in the Income Approach to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) future cash flows projections. If we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used future cash flows projections that were 50 basis points lower in our impairment analysis of goodwill performed in 2011, then each change individually would not have resulted in any reporting unit’s carrying value exceeding its fair value. Additionally, future changes in market conditions will impact the estimates used in the Market Approach and could result in an impairment of goodwill. The estimated fair values of our golf and country clubs and business, sports and alumni clubs reporting units exceeded their carrying values by approximately 10% and 70%, respectively.

As of December 27, 2011, we had allocated $113.1 million of goodwill to our golf and country club segment and $151.9 million of goodwill to our business, sports and alumni club segment.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. We may be liable for proposed tax liabilities and the final amount of taxes paid may exceed the amount of applicable reserves, which could reduce our profits.

We account for uncertain tax positions in accordance with FASB ASC 740. The guidance prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, it clarifies that an entity’s tax benefits must be “more likely than not” of being sustained assuming that its tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our financial statements. As of December 27, 2011 and December 28, 2010, we had unrecognized tax benefits of $52.5 million and $53.2 million, respectively. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Income tax expense includes interest expense and penalties net of tax of $3.4 million and $0.5 million for the fiscal years ended December 27, 2011 and December 28, 2010, respectively. Prior to December 28, 2010, no interest or penalties were recorded related to unrecognized tax benefits.

Results of Operations

Comparison of the Years Ended December 27, 2011 and December 28, 2010

The following table presents key financial information derived from our consolidated statement of operations for the fiscal year ended December 27, 2011 and December 28, 2010. References in the financial tables to percentage changes that are not meaningful are denoted by “NM”:

	Fiscal Years Ended
	Dec. 27, 2011	Dec. 28, 2010	$ Change	% Change
	(dollars in thousands)
Total revenues	$725,743	$693,712	$32,031	4.6%
Club operating costs and expenses exclusive of depreciation(1)	540,762	519,180	21,582	4.2%
Depreciation and amortization	93,578	92,295	1,283	1.4%
Loss (gain) on disposals and acquisitions of assets	9,588	(5,357)	14,945	279.0%
Impairment of assets	1,273	9,243	(7,970)	-86.2%
Equity in earnings from unconsolidated ventures	(1,487)	(1,309)	178	13.6%
Selling, general and administrative	52,382	38,946	13,436	34.5%
Operating income	29,647	40,714	(11,067)	-27.2%
Interest and investment income	138	714	(576)	-80.7%
Interest expense	(83,710)	(57,012)	(26,698)	46.8%
Change in fair value of interest rate cap agreements	(137)	(3,529)	3,392	96.1%
Gain on extinguishment of debt	—	334,423	(334,423)	-100.0%
Other income	3,746	3,929	(183)	-4.7%
(Loss) income before income taxes	(50,316)	319,239	(369,555)	-115.8%
Income tax benefit (expense)	16,016	(57,296)	73,312	128.0%
(Loss) income from continuing operations	$(34,300)	$261,943	$(296,243)	-113.1%

(1)                                 Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $725.7 million increased $32.0 million, or 4.6%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $27.6 million, or 5.3%, of which $14.8 million is attributable to country club properties acquired in 2010 and 2011. The remaining golf and country club revenues increase is due to increases in membership, food and beverage and golf operations revenues. Business, sports and alumni revenues increased $3.8 million, or 2.2%, of which $1.9 million is attributable to a new alumni club that opened in 2010.  The remaining business, sports and alumni clubs revenues increased primarily due to an increase in food and beverage revenues driven by corporate private party revenues partially offset by a decrease in membership dues.

Club operating costs and expenses increased $21.6 million, or 4.2%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010. Club operating costs and expenses attributable to club properties acquired or opened in 2010 and 2011 increased $15.0 million. The remaining increase of $6.6 million is primarily due to increases in labor and cost of goods sold associated with increased revenue, variable compensation expense due to improved company performance, operating supplies due to price increases in oil and gas, golf course maintenance utility expenses due to the summer heat and drought conditions in certain portions of the southern United States and expenses related to member prospecting and retention. These increases were partially offset by a decrease in insurance and risk expenses.

Loss on disposal of assets for the fiscal year ended December 27, 2011 was comprised primarily of asset retirements. Gain on disposal of assets for the fiscal year ended December 28, 2010 was comprised primarily of insurance proceeds of $2.5 million, eminent domain proceeds of $2.2 million, bargain purchase gain on the purchase of a country club of $1.2 million, gain on the sale of property in Mexico of $3.0 million, $0.7 million gain on the sale of mineral rights and a $4.2 million loss from other transactions in the normal course of business.

Impairment of assets for the fiscal year ended December 27, 2011 was primarily comprised of liquor license impairments of $1.2 million. Impairment of assets for the fiscal year ended December 28, 2010 was primarily comprised of trade name impairments of $8.6 million.

Selling, general and administrative expenses increased $13.4 million, or 34.5%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010. This increase is driven by $4.0 million for an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property, increased professional fees in connection with becoming a public filer with the Securities and Exchange Commission, and legal, professional and other costs incurred in connection with the acquisition of four new golf and country club properties in 2011. Additionally, there were increased labor costs related to the transition and centralization of club accounting and related functions to a corporate function, which resulted in an increase in selling, general and administrative expenses and offsetting decreases in club labor costs included in Club operating costs and expenses.

Interest expense increased $26.7 million, or 46.8%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010 due to higher interest rates on our senior notes issued, and the loans under our secured credit facilities entered into in November 2010, compared to the interest rates applicable to the loans under our prior credit facility partially offset by lower principal amounts.

Income tax benefit for the fiscal year ended December 27, 2011 increased $73.3 million, or 128.0%, compared to the fiscal year ended December 28, 2010. The increase was driven primarily by a $369.6 million decrease in pre-tax income. The effective tax rates were 31.8% and 17.9% for the fiscal year ended December 27, 2011 and the fiscal year ended December 28, 2010, respectively. For the fiscal year ended December 28, 2010, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to the forgiveness of debt, state taxes and a one-time benefit recognized for foreign income taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the fiscal year ended December 27, 2011 and December 28, 2010:

	Fiscal Years Ended
Same Store Golf and Country Clubs	Dec. 27, 2011	Dec. 28, 2010	$ Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	96	96
Total revenues	$533,288	$520,583	$12,705	2.4%
Segment EBITDA from continuing operations	149,334	142,636	6,698	4.7%

	Fiscal Years Ended
Total Golf and Country Clubs	Dec. 27, 2011	Dec. 28, 2010	$ Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	101	97
Total revenues	$551,144	$523,594	$27,550	5.3%
Segment EBITDA from continuing operations	151,781	142,795	8,986	6.3%

Total revenues for same store golf and country clubs increased $12.7 million, or 2.4%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010 due to increases in membership, food and beverage and golf operations revenues. Membership revenues increased $5.2 million, or 2.0%, due to an increase in dues per membership driven in part by the O.N.E. offering partially offset by a 0.6% decline in average memberships during the period. Food and beverage revenues increased $3.9 million, or 3.5%, due to an increase in a la carte volume, which was also driven by the O.N.E. offering, and an increase in private event revenues. Golf operations revenues increased $3.5 million, or 2.9%, largely due to increases in merchandise sales and cart rental revenues. Merchandise sales revenues increased $1.9 million, or 6.9%, compared to the same period in 2010. The increase in cart rental revenues is due to an increase in the average cart rental price and a 0.2% increase in golf rounds. Revenues were slightly impacted by Hurricane Irene which affected the East Coast of the United States in August 2011, causing certain clubs’ operations to be interrupted for a period of time.

Segment EBITDA for same store golf and country clubs increased $6.7 million, or 4.7%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010 primarily due to the increase in revenues, partially offset by a related increase in operating costs and expenses including increases in variable compensation expense associated with higher revenues, operating supplies due largely to price increases in oil and gas, golf course maintenance utility expenses primarily due to higher water costs resulting from summer heat and drought conditions in certain portions of the southern United States and expenses related to member prospecting and retention. Additionally, in the fiscal year ended December 27, 2011, we received property tax refunds from prior years related to certain clubs for which we disputed the property tax values. Segment EBITDA margin for same store golf and country clubs increased 60 basis points for the fiscal year ended December 27, 2011 to 28.0% compared to 27.4% for the fiscal year ended December 28, 2010. This increase was driven by the property tax refunds received relating to prior years and the increase in membership and golf operations revenues, which are higher margin revenue streams, partially offset by a decrease in food and beverage margin.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the fiscal year ended December 27, 2011 and December 28, 2010:

	Fiscal Years Ended
Same Store Business, Sports and Alumni Clubs	Dec. 27, 2011	Dec. 28, 2010	$ Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	50	50
Total revenues	$173,321	$171,439	$1,882	1.1%
Segment EBITDA from continuing operations	33,344	30,655	2,689	8.8%

	Fiscal Years Ended
Total Business, Sports and Alumni Clubs	Dec. 27, 2011	Dec. 28, 2010	$ Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	51	51
Total revenues	$176,863	$173,064	$3,799	2.2%
Segment EBITDA from continuing operations	33,513	30,273	3,240	10.7%

Total revenues for same store business, sports and alumni clubs increased $1.9 million, or 1.1%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010 primarily due to an increase in food and beverage revenues offset by a decrease in membership dues. Food and beverage revenues increased $2.7 million, or 3.4%, primarily as a result of private party revenues, which increased $2.7 million, or 5.1%, primarily due to an increase in revenues from corporate private party events. Membership dues decreased $0.8 million, or 1.0%, as the 4.6% decline in average memberships for the period was partially offset by higher average monthly dues per membership. Dues discounts associated with member referral programs initiated during the second half of 2009 began expiring during the second half of 2010, and contributed to the increase in average dues per membership. Although memberships declined, we experienced a 300 basis point improvement in the rate of decline in memberships in the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010.

Segment EBITDA for same store business, sports and alumni clubs increased $2.7 million, or 8.8%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010. Segment EBITDA margin for same store business, sports and alumni clubs increased 130 basis points for the fiscal year ended December 27, 2011 to 19.2% compared to 17.9% for the fiscal year ended December 28, 2010 due to reductions in operating costs and expenses as well as favorable rent adjustments resulting from the renegotiation of certain leases offset partially by a change in revenue mix. There was an increase in food and beverage revenues, which is typically a lower margin revenue stream offset by a decrease in dues revenues, which is a higher margin revenue stream.

Comparison of the Years Ended December 28, 2010 and December 29, 2009

The following table presents key financial information derived from our consolidated statement of operations for the fiscal year ended December 28, 2010 and December 29, 2009. References in the financial tables to percentage changes that are not meaningful are denoted by “NM”:

	Fiscal Years Ended
	Dec. 28, 2010	Dec. 29, 2009	$ Change	% Change
	(dollars in thousands)
Total revenues	$693,712	$706,210	$(12,498)	-1.8%
Club operating costs and expenses exclusive of depreciation(1)	519,180	524,167	(4,987)	-1.0%
Depreciation and amortization	92,295	98,333	(6,038)	-6.1%
(Gain) loss on disposals and acquisitions of assets	(5,357)	6,505	(11,862)	-182.4%
Impairment of assets	9,243	11,808	(2,565)	-21.7%
Equity in earnings from unconsolidated ventures	(1,309)	(706)	603	85.4%
Selling, general and administrative	38,946	39,266	(320)	-0.8%
Operating income	40,714	26,837	13,877	51.7%
Interest and investment income	714	2,684	(1,970)	-73.4%
Interest expense	(57,012)	(58,217)	(1,205)	-2.1%
Change in fair value of interest rate cap agreements	(3,529)	2,624	(6,153)	-234.5%
Gain on extinguishment of debt	334,423	—	334,423	100.0%
Other income	3,929	6,006	(2,077)	-34.6%
Income (loss) before income taxes	319,239	(20,066)	339,305	NM
Income tax benefit (expense)	(57,296)	917	(58,213)	NM
Income (loss) from continuing operations	$261,943	$(19,149)	$281,092	NM

(1)                                 Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $693.7 million decreased $12.5 million, or 1.8%, for the fiscal year ended December 28, 2010 compared to the fiscal year ended December 29, 2009 as economic challenges impacted all operating divisions and areas of revenue. Total golf and country club revenues decreased $2.5 million, or 0.5%. Same store golf and country club revenues decreased $5.5 million, or 1.1%, which was offset by an increase of $3.0 million attributable to a country club property acquired in 2010. The decrease in same store golf and country club revenues was primarily due to decreases in dues revenue and golf operations revenue. The decline was largely driven by a lower membership base and unusually wet weather in the first quarter of 2010. Total business, sports and alumni club revenues decreased $7.9 million, or 4.4%. Same store business, sports and alumni club revenues decreased $9.6 million, or 5.3%, which was offset by an increase of $1.6 million attributable to a new alumni club that opened in 2010. The decrease in same store business, sports and alumni club revenues was primarily due to decreases in dues revenue and food and beverage a la carte revenues as a result of a lower membership base.

Club operating costs and expenses decreased $5.0 million, or 1.0%, for the fiscal year ended December 28, 2010 compared to the fiscal year ended December 29, 2009 primarily as a result of management of variable labor costs and cost of goods sold associated with the decline in revenues.

Gain on disposal of assets for the fiscal year ended December 28, 2010 was comprised primarily of insurance proceeds of $2.5 million, eminent domain proceeds of $2.2 million, bargain purchase gain on the purchase of a country club of $1.2 million, gain on the sale of property in Mexico of $3.0 million, $0.7 million gain on the sale of mineral rights and a $4.2 million loss from other transactions in the normal course of business. Loss on disposal of assets for the fiscal year ended December 29, 2009 was comprised primarily of asset retirements and other transactions in the normal course of business of $10.0 million and net loss on the sale of one country club of $1.7 million, offset by insurance and other proceeds of $5.2 million.

Income tax expense for the fiscal year ended December 28, 2010 increased $58.2 million compared to the fiscal year ended December 29, 2009. The increase was driven primarily by a $339.3 million increase in pre-tax income. The effective tax rates were 17.9% and 4.6% for the fiscal year ended December 28, 2010 and the fiscal year ended December 29, 2009, respectively. For the fiscal year ended December 28, 2010, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to the forgiveness of debt, state taxes and a one-time benefit recognized for foreign income taxes. For the fiscal year ended December 29, 2009, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to state taxes and foreign income taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the fiscal year ended December 28, 2010 and December 29, 2009:

	Fiscal Years Ended
Same Store Golf and Country Clubs	Dec. 28, 2010	Dec. 29, 2009	$ Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	96	96
Total revenues	$520,583	$526,119	$(5,536)	-1.1%
Segment EBITDA from continuing operations	142,636	146,805	(4,169)	-2.8%

	Fiscal Years Ended
Total Golf and Country Clubs	Dec. 28, 2010	Dec. 29, 2009	$ Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	97	96
Total revenues	$523,594	$526,119	$(2,525)	-0.5%
Segment EBITDA from continuing operations	142,795	146,805	(4,010)	-2.7%

Total revenues for same store golf and country clubs decreased $5.5 million, or 1.1%, for the fiscal year ended December 28, 2010 compared to the fiscal year ended December 29, 2009 primarily due to decreases in membership dues and golf operations revenue. Membership dues decreased $3.6 million, or 1.4%, due to a 1.4% decline in average memberships for the period combined with lower average monthly dues per membership. The decline in average dues per membership was a result of a migration of a portion of our membership from higher dues paying full golf member categories to young executive golf, social and athletic member categories that require lower monthly dues commitment. Golf operations revenue decreased $2.9 million, or 2.4%, due to lower green fees and cart fees resulting from a 6.1% decline in golf rounds. This decline was primarily due to unusually cold and wet weather during the first quarter of 2010 that resulted in a decline in golf rounds.

Segment EBITDA for same store golf and country clubs decreased $4.2 million, or 2.8%, for the fiscal year ended December 28, 2010 compared to the fiscal year ended December 29, 2009 as a result of decreased revenues, partially offset by a related decrease in operating costs and expenses. Segment EBITDA margin for same store golf and country clubs declined 50 basis points for the fiscal year ended December 28, 2010 to 27.4% compared to 27.9% for the fiscal year ended December 29, 2009 due to loss of dues and golf operations revenue, which are higher margin revenue streams.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the fiscal year ended December 28, 2010 and December 29, 2009:

	Fiscal Years Ended
Same Store Business, Sports and Alumni Clubs	Dec. 28, 2010	Dec. 29, 2009	$ Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	50	50
Total revenues	$171,439	$180,994	$(9,555)	-5.3%
Segment EBITDA from continuing operations	30,655	35,779	(5,124)	-14.3%

	Fiscal Years Ended
Total Business, Sports and Alumni Clubs	Dec. 28, 2010	Dec. 29, 2009	$ Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	51	50
Total revenues	$173,064	$180,994	$(7,930)	-4.4%
Segment EBITDA from continuing operations	30,273	35,779	(5,506)	-15.4%

Total revenues for same store business, sports and alumni clubs decreased $9.6 million, or 5.3%, for the fiscal year ended December 28, 2010 compared to the fiscal year ended December 29, 2009 primarily due to decreases in membership dues and food and beverage revenues. Membership dues decreased $6.7 million, or 7.6%, due to a 7.6% decline in average memberships for the period combined with lower average monthly dues per member. Member referral programs that provided dues discounts to referring members helped stimulate membership sales that were negatively impacted by the economic conditions but contributed to the decline in average dues per member. Food and beverage revenues decreased $1.9 million, or 2.4%, primarily as a result of lower a la carte dining. A la carte revenue decreased $2.4 million, or 10.0%, due to a decline in volume as a result of lower member counts and 3.8% decrease in amounts spent per member.

Segment EBITDA for same store business, sports and alumni clubs decreased $5.1 million, or 14.3%, for the fiscal year ended December 28, 2010 compared to the fiscal year ended December 29, 2009 as a result of decreased revenues, partially offset by a related decrease in operating costs and expenses. Variable labor costs and cost of goods sold decreased with associated decreases in food and beverage revenue. Segment EBITDA margin for same store business, sports and alumni clubs declined 190 basis points for the fiscal year ended December 28, 2010 to 17.9% compared to 19.8% for the fiscal year ended December 29, 2009 due to loss of dues revenue, which is a higher margin revenue stream.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our properties, fund expansions at our properties, be poised for external growth in the marketplace and make distributions to our equityholders. Our cash position decreased $6.2 million to $50.3 million as of December 27, 2011 compared to $56.5 million as of December 28, 2010. The primary reason for the decrease was cash used to acquire four golf and country club properties.

Historically, we have financed our operations and cash needs primarily through cash flows from operations and debt. We anticipate using cash flows from operations in 2012 principally to fund planned capital replacement expenditures, club acquisitions, repay debt, and build cash reserves. We expect to use our cash reserves to further grow and expand our business through improvements and expansions of existing facilities. Based on our current projections, we believe our current assets and cash flows from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as to support our anticipated capital expenditures and debt service.

Cash Flows from Operating Activities

Our cash flows from operations decreased $73.7 million to $74.7 million for the fiscal year ended December 27, 2011 compared to $148.4 million for the fiscal year ended December 28, 2010. Our interest payments for the fiscal year ended December 27, 2011 were $24.3 million higher than our interest payments for the comparable period in 2010 as a result of higher interest rates on our senior notes issued and the loans under our secured credit facilities entered into in November 2010 compared to the interest rates applicable to the loans under our prior credit facility. Additionally, our income tax payments for the fiscal year ended December 27, 2011 were $8.0 million higher than our income tax payments for the comparable period in 2010 due to taxable income in 2010 related to the ClubCorp Formation compared to a net loss in 2009. Also, in the fiscal year ended December 27, 2011, we paid a $4.0 million arbitration award and we paid $2.9 million in property taxes related to the state of California’s Proposition 13 with no such payments in the fiscal year ended December 28, 2010.

Our cash flows from operations increased $24.2 million to $148.4 million for the fiscal year ended December 28, 2010 compared to $124.2 million for the fiscal year ended December 29, 2009 primarily due to cash generated from our daily operations.

Cash Flows from (used in) Investing Activities

Our cash flows used in investing activities increased $53.1 million to $69.9 million for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010. Our cash flows used in investing activities decreased $11.0 million to $16.8 million for the fiscal year ended December 28, 2010 compared to the fiscal year ended December 29, 2009.

During the fiscal year ended December 27, 2011, we used $47.9 million for improving and expanding our existing properties and $22.8 million on the acquisition of three golf and country clubs in the Long Island area of New York and Canterwood Golf and Country Club.

During the fiscal year ended December 28, 2010, we used $41.8 million for improving and expanding our existing properties, $7.4 million on the acquisition of Country Club of the South and $1.1 million on the development of Texas Tech University Club, an alumni club which was opened in 2010. Additionally, we collected $14.0 million on a note receivable from an affiliate of KSL and had $13.6 million in cash released from previously restricted funds. The release of previously restricted funds was $8.2 million of funds that were escrowed for payment of property taxes and insurance which are no longer required to be escrowed by our debt agreements and $4.4 million of restricted funds released in connection with a litigation settlement in 2010.

During the fiscal year ended December 29, 2009, we used $32.4 million for improving and expanding our existing properties.

Cash Flows from (used in) Financing Activities

Our cash flows used in financing activities decreased $62.4 million to $11.9 million for the fiscal year ended December 27, 2011 compared to $74.3 million for fiscal year ended December 28, 2010. Cash used in financing activities relates primarily to transactions related to our debt.

During the fiscal year ended December 27, 2011, we decreased our debt by $12.9 million.

During the fiscal year ended December 28, 2010, we repaid our existing debt facility with Citigroup, entered into a new debt agreement with Citigroup, including a $310 million term loan, and issued $415 million in senior notes. These transactions resulted in a net cash payment of $298.8 million. Additionally, we received a contribution from our owners of $260.5 million and distributed a net $37.0 million to affiliates of KSL as a part of the ClubCorp Formation.

During the fiscal year ended December 29, 2009, we decreased our debt by $125.8 million and made a distribution to our owners of $90.4 million.

Our cash and cash equivalents excluding discontinued Non-Core Entities decreased by $6.2 million, increased by $56.5 million and decreased by $120.5 million in the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the years ended December 27, 2011, December 28, 2010 and December 29, 2009, we spent approximately $25.1 million, $24.9 million and $16.0 million, respectively, in capitalized costs to maintain our existing properties. We anticipate spending approximately $21.0 million in capital expenditures to maintain our facilities in the fiscal year 2012.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $45.6 million, $25.4 million and $16.3 million for the fiscal years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively. We anticipate spending an additional $26.0 million in the fiscal year 2012 for expansion and improvement projects we feel have a high potential for return on investment. This amount could increase if investment or acquisition opportunities are identified that fit our strategy to expand our business through select acquisitions.

Debt

Senior Secured Debt

2010 Secured Credit Facilities—On November 30, 2010, we entered into secured credit facilities comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. Under the credit agreement governing our secured credit facilities, ClubCorp has the option to increase the term loan facility by up to $50.0 million and the revolving credit facility by up to an additional $25.0 million, both subject to conditions and restrictions in the credit agreement. As of December 27, 2011, we had $16.5 million of standby letters of credit outstanding which limits our remaining available for borrowing under the revolving credit facility to $33.5 million.

All obligations under our secured credit facilities are guaranteed by ClubCorp’s immediate parent company, CCA Club Operations Holdings, LLC, and each existing and all subsequently acquired or organized direct and indirect restricted subsidiaries of ClubCorp (collectively, the “guarantors”), other than certain excluded subsidiaries. Our secured credit facilities are secured, subject to permitted liens and other exceptions, by a first-priority perfected security interest in substantially all the assets of ClubCorp, and the guarantors, including, but not limited to (1) a perfected pledge of all the domestic capital stock owned by ClubCorp and the guarantors, and (2) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned property of ClubCorp and the guarantors, subject to certain exclusions.

We are required to make principal payments equal to 0.25% of the $310.0 million term loan facility on the last business day of each of March, June, September and December beginning in March 2011. Beginning with the fiscal year ended December 27, 2011, we are required to prepay the outstanding term loan, subject to certain exceptions, by an amount equal to 50% of our excess cash flows, as defined by the credit agreement, each fiscal year end after our annual consolidated financial statements are delivered. This percentage may decrease if certain leverage ratios are achieved. Additionally, we are required to prepay the term loan facility with proceeds from certain asset sales or borrowings as defined by the credit agreement. The foregoing mandatory prepayments will be applied to the scheduled principal payments of the term loan facility in inverse order of maturity other than the principal payment due on the maturity date.

We may voluntarily repay outstanding loans under our secured credit facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with repaying, refinancing, substituting or replacing the existing term loans with new indebtedness.

The interest rate on our secured credit facilities is the higher of (i) 6.0% or (ii) an elected LIBOR plus a margin of 4.5%. We may elect a one, two, three or six-month LIBOR. The interest payment is due on the last day of each elected LIBOR period.

We are also required to pay a commitment fee on all undrawn amounts under the revolving credit facility, payable in arrears on the last business day of each March, June, September and December.

The credit agreement governing our secured credit facilities limits ClubCorp’s (and most or all of ClubCorp subsidiaries’) ability to:

•                  create, incur, assume or suffer to exist any liens on any of their assets;

•                  make or hold any investments (including loans and advances);

•                  incur or guarantee additional indebtedness;

•                  enter into mergers or consolidations;

•                  conduct sales and other dispositions of property or assets;

•                  pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•                  change the nature of the business;

•                  enter into transactions with affiliates; and

•                  enter into burdensome agreements.

In addition, the credit agreement governing our secured credit facilities contains certain financial and non-financial covenants. The financial covenants require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis as shown in the following table:

	2011	2012	2013	2014	2015	2016 and Thereafter
Financial ratios:
Total adjusted debt to Adjusted EBITDA(1) (“Total Leverage Ratio”)
Less than:	6.55x	6.15x	5.35x	4.75x	4.50x	4.00x
Adjusted EBITDA(1) to total adjusted interest expense (“Interest Coverage Ratio”)
Greater than:	1.85x	1.95x	2.15x	2.30x	2.50x	2.75x

As of December 27, 2011, we were in compliance with all covenant restrictions under our secured credit facilities. The following table shows the financial ratios as of December 27, 2011 for continuing operations:

Fiscal Year Ended December 27, 2011
(dollars in thousands)
Adjusted EBITDA(1)	$158,268
Total adjusted debt(2)	$767,069
Total adjusted interest expense(3)	$63,851
Financial ratios:
Total Leverage Ratio	4.85x
Interest Coverage Ratio	2.48x

(1)                                 EBITDA is calculated as net income plus interest, taxes, depreciation and amortization less interest and investment income. Adjusted EBITDA (“Adjusted EBITDA”) is based on the definition of Consolidated EBITDA defined in the credit agreement governing our secured credit facilities and may not be comparable to other companies. We have included Adjusted EBITDA because the credit agreement governing our secured credit facilities has covenants that apply the Total Leverage Ratio and Interest Coverage Ratio described above, which utilize this measure of Adjusted EBITDA. Adjusted EBITDA excludes certain items. Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA is as follows:

	Fiscal Years Ended
	December 27, 2011	December 28, 2010	December 29, 2009
	(dollars in thousands)
Net (loss) income	$(34,898)	$252,877	$(31,504)
Interest expense	83,710	57,012	58,217
Income tax (benefit) expense	(16,016)	57,296	(917)
Interest and investment income	(138)	(714)	(2,684)
Depreciation and amortization	93,578	92,295	98,333
EBITDA	126,236	458,766	121,445
Management fees(a)	1,255	1,150	1,135
Impairments and write-offs(b)	1,273	9,243	11,808
Employee termination costs(c)	431	529	1,698
Foreign currency gain (loss)(d)	554	146	(118)
Noncontrolling interest—(income) loss(e)	(575)	(346)	36
Acquisition transaction adjustment—revenue(f)	5,006	9,274	13,681
Acquisition transaction adjustment—equity investment basis(g)	2,048	2,048	2,045
Acquisition transaction adjustment—rent expense (income)(h)	233	(15)	437
Discontinued and divested operations loss(i)	598	9,066	12,355
Equity investment expense net of cash distributions(j)	1,667	354	27
Loss (gain) on disposals and acquisitions of assets(k)	9,588	(5,357)	6,505
Franchise taxes(l)	652	270	280
Non-cash gains related to mineral rights(m)	(3,746)	(3,927)	(5,088)
Unclaimed property accrual(n)	—	—	3,024
Acquisition transaction costs(o)	1,610	—	—
Business interruption reimbursements(p)	—	—	(816)
Change in fair value of interest rate cap agreements(q)	137	3,529	(2,624)
Costs of surety bonds(r)	30	26	16
Non-recurring charges— arbitration award(s)	3,968	—	—
Non-recurring charges— long-term incentive plan(t)	1,661	—	—
Non-recurring charges— other(u)	2,987	752	—
Gain on extinguishment of debt(v)	—	(334,423)	—
Property tax accrual—California Proposition 13(w)	2,655	—	—
Adjusted EBITDA	$158,268	$151,085	$165,846

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

(g)                                  Represents amortization of step-up in basis of joint venture investments recorded in connection with the purchase of ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(h)                                 Represents amortization of a net favorable operating lease liability recorded in connection with the purchase of ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(i)                                     Represents income (loss) from discontinued operations and income (loss) from discontinued Non-Core Entities.

(j)                                    Represents equity investment income or expense less an amount equal to the actual cash distributions from said investments.

(k)                                 Represents gain or loss on disposals and write-offs or acquisitions of fixed assets and businesses in ordinary course of business.

(l)                                     Represents franchise and commercial activity taxes for certain states that are based on equity, net assets or gross revenues.

(m)                             Represents amortization of deferred revenue related to proceeds received from third parties in connection with certain surface right agreements that allow them to explore for and produce oil and natural gas on certain properties.

(n)                                 Represents accrual for estimated liability related to ongoing unclaimed property exposure.

(o)                                 Represents legal and professional fees related to the acquisition of four golf and country clubs in 2011.

(p)                                 Represents business interruption insurance proceeds received from insurance carriers in 2008 for the Oak Pointe County Club clubhouse fire and in 2009 for the April Sound Country Club clubhouse fire.

(q)                                 Represents change in the fair value of our interest cap agreements.

(r)                                    Represents costs of our surety bonds relating to financing activities.

(s)                                   Represents non-recurring charges in connection with an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property.

(t)                                    Represents expense recognized for our Long-Term Incentive Plan.

(u)                                 Represents non-recurring charges in connection with the ClubCorp Formation, environmental compliance costs and other non-recurring charges.

(v)                                 Represents the gain on extinguishment of debt in connection with the ClubCorp Formation.

(w)                               Represents estimated property taxes related to the state of California’s Proposition 13 resulting from the acquisition of ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(2)                                 The reconciliation of our long-term debt to adjusted debt is as follows:

As of December 27, 2011
(dollars in thousands)
Long-term debt (net of current portion)	$772,272
Current maturities of long-term debt	13,290
Outstanding letters of credit(a)	16,507
Adjustment per credit agreement(b)	(35,000)
Total adjusted debt	$767,069

(a)                                 Represents total outstanding letters of credit.

(b)                                 Represents adjustment per our secured credit facilities. Long-term debt is reduced by the lesser of (1) $35.0 million and (2) total unrestricted cash and cash equivalents.

(3)                                 The reconciliation of our interest expense to adjusted interest expense is as follows:

Fiscal Year Ended December 27, 2011
(dollars in thousands)
Interest expense	$83,710
Less: Interest expense related to Membership deposit liabilities(a)	(18,041)
Less: Loan origination fee amortization(b)	(1,915)
Less: Revolver commitment fees(c)	(250)
Add: Capitalized interest(d)	365
Add: Interest income	(18)
Total adjusted interest	$63,851

(a)                                 Represents amortization of discount on membership deposit liabilities.

(b)                                 Represents amortization of loan origination fees on long-term debt.

(c)                                  Represents commitment fees for revolver facility.

(d)                                 Represents capitalized interest.

Senior Notes

On November 30, 2010, we issued $415.0 million in senior notes, bearing interest at 10.0% and maturing December 1, 2018. The interest is payable semiannually in arrears on June 1 and December 1 each year, beginning June 1, 2011. The indenture governing our senior notes limits our (and most or all of our subsidiaries’) ability to:

•                  incur, assume or guarantee additional indebtedness;

•                  pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•                  make investments;

•                  enter into agreements that restrict the payment of dividends or other amounts by subsidiaries to us;

•                  sell stock of our subsidiaries;

•                  transfer or sell assets;

•                  create liens;

•                  enter into transactions with affiliates; and

•                  enter into mergers or consolidations.

Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. As of December 27, 2011, we were in compliance with all covenant restrictions under the indenture governing the notes.

Mortgage Loans

In July 2008, we entered into a new mortgage loan with General Electric Capital Corporation (“GECC”) for $32.0 million of debt with an original maturity of July 2011 with 25-year amortization. During 2011, we extended the term of the loan to July 2012. We have the right to extend the term of the loan to July 2013 upon satisfaction of certain conditions of the loan agreement. We expect to meet the required conditions and intend to extend the loan to July 2013. The loan is collateralized by the assets of two golf and country clubs.

In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with 25-year amortization. The loan is collateralized by the assets of one golf and country club. Interest rates are variable based on 30-day LIBOR rates.

As of December 27, 2011, our other debt and capital leases totaled $27.3 million.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of December 27, 2011. The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 27, 2011:

Contractual Obligations

	Payments due by Period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Long-term debt(1)	$762,231	$4,526	$37,955	$302,282	$417,468
Interest on long-term debt(2)	385,802	62,087	123,112	118,890	81,713
Capital lease obligations	23,331	8,764	10,955	3,612	—
Membership deposits(3)	273,412	69,870	32,185	29,328	142,029
Other long-term obligations(4)	16,970	6,431	5,100	2,440	2,999
Operating leases	183,649	20,997	37,519	29,243	95,890
Total contractual cash obligations(5)	$1,645,395	$172,675	$246,826	$485,795	$740,099

(1)                                 Long term debt consists of $307.7 million under our secured credit facilities, $415.0 million outstanding senior notes and $40.0 million of other debt. Our revolving credit facility of $50.0 million under our secured credit facilities is not included in long-term debt.

(2)                                 Interest on long-term debt includes interest of 10.0% on our $415.0 million outstanding notes, interest on our $307.7 million secured term loan facility, interest on the GECC mortgage loan and interest on all other debt. Interest on the secured term loan facility is the higher of (i) 6.0% or (ii) an elected LIBOR plus a margin of 4.5% less the impact of the interest rate cap agreement that limits our exposure on the elected LIBOR to 3.0% on a notional amount of $155.0 million. For purposes of this table, we have assumed an interest rate of 6.0% on the secured term loan facility for all future periods which is the rate as of December 27, 2011.

(3)                                 Represents initiation deposits based on the discounted value of future maturities using our weighted average cost of capital. See Note 2 of the notes to the audited consolidated financial statements included elsewhere herein. The initiation deposits are refundable at maturity upon written notice by the member and we have redeemed approximately 1.7% of total deposits received as of December 27, 2011. The present value of the initiation deposit obligation is recorded as a liability on our consolidated balance sheets and accretes over the nonrefundable term using the effective interest method. At December 27, 2011, the gross amount of the initiation deposit obligation was $682.0 million.

(4)                                 Consists of insurance reserves for general liability and workers’ compensation of $17.0 million, of which $6.4 million is classified as current.

(5)                                 Excludes obligations for uncertain income tax positions of $52.5 million. We are unable to predict when, and if, cash payments on any of this accrual will be required.

Commercial Commitments

	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Standby letters of credit(1)	$16,507	$16,507	$—	$—	$—
Capital commitments(2)	5,412	5,412	—	—	—
Total commercial commitments	$21,919	$21,919	$—	$—	$—

(1)                                 Standby letters of credit are primarily related to security for future estimated claims for workers’ compensation and general liability insurance and collateral for our surety bond program. Our commitment amount for insurance-related standby letters of credit is gradually reduced as obligations under the policies are paid. See contractual obligations table above regarding reserves for workers’ compensation and general liability insurance.

(2)                                We have capital commitments at certain of our clubs related to future construction or capital contributions after the developer or contractor has completed construction.

We are jointly and severally liable for pension funding liabilities associated with the Homestead Retirement Plan, relating to one of the resorts we sold in connection with the ClubCorp Formation. As of December 27, 2011, the underfunded amount of the projected benefit obligation for such plan was approximately $10.1 million. Significant adverse changes in the capital markets could cause the actual amount of underfunding to be higher than projected. If we are found liable for any amounts with respect to this plan, the payment of such liability, if material, could adversely affect our financial condition and results of operations.

Inflation

Inflation has not had a significant impact on us. As operating costs and expenses increase, we generally attempt to offset the adverse effects of increased costs by increasing prices in line with industry standards. However, we are subject to the risks that our costs of operations will increase and we will be unable to offset those increases through increased dues, fees or prices without adversely affecting demand. In addition to inflation, factors that could cause operating costs to rise include, among other things, increased labor costs, lease payments at our leased facilities, energy costs and property taxes.

Recently Issued Accounting Pronouncements

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income.  The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements.  The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income, and total comprehensive income.  The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter.  ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our indebtedness consists of both fixed and variable rate debt facilities. The interest rate on our secured credit facilities is the higher of (i) 6.0% (“Floor”) or (ii) an elected LIBOR plus a margin of 4.5% less the impact of the interest rate cap agreement that limits our exposure on the elected LIBOR to 3.0% on a notional amount of $155.0 million. Our secured credit facilities will be effectively subject to the Floor until LIBOR exceeds 1.5%. As of December 27, 2011, LIBOR was 0.3%, which is below the Floor. A hypothetical 0.50% increase in LIBOR applicable to borrowings under our debt instruments would not result in an increase in interest expense per year.

Foreign currency exchange risk

Our investments in foreign economies include three golf properties in Mexico and one business club in China. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our financial results. We translate the value of foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could significantly increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised approximately 1.0% and 0.8% of our consolidated revenues and expenses, respectively, for fiscal year ended December 27, 2011.

Fluctuations in the value of the U.S. dollar relative to other currencies could also significantly increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the fiscal year ended December 27, 2011 were $0.6 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements
Report of independent registered public accounting firm	58
Consolidated statements of operations for the years ended December 27, 2011, December 28, 2010 and December 29, 2009	59
Consolidated balance sheets as of December 27, 2011 and December 28, 2010	60
Consolidated statements of cash flows for the years ended December 27, 2011, December 28, 2010 and December 29, 2009	61
Consolidated statements of comprehensive income (loss) and changes in stockholders’ equity (deficit) for the years ended December 27, 2011, December 28, 2010 and December 29, 2009	62
Notes to consolidated financial statements	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

ClubCorp Club Operations, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of ClubCorp Club Operations, Inc. and subsidiaries (ClubCorp, Inc. and subsidiaries prior to November 30, 2010) (the “Company”) as of December 27, 2011 and December 28, 2010, and the related consolidated statements of operations, comprehensive income (loss) and changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 27, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ClubCorp Club Operations, Inc. and subsidiaries (ClubCorp, Inc. and subsidiaries prior to November 30, 2010) at December 27, 2011 and December 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2011, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 26, 2012

CLUBCORP CLUB OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 27, 2011, December 28, 2010 and December 29, 2009

(In thousands of dollars)

	2011	2010	2009
REVENUES:
Club operations	$517,806	$500,128	$513,640
Food and beverage	204,763	190,702	190,103
Other revenues	3,174	2,882	2,467
Total revenues	725,743	693,712	706,210

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	472,805	455,927	458,824
Cost of food and beverage sales exclusive of depreciation	64,572	60,040	60,553
Depreciation and amortization	93,578	92,295	98,333
Provision for doubtful accounts	3,385	3,213	4,790
Loss (gain) on disposals and acquisitions of assets	9,588	(5,357)	6,505
Impairment of assets	1,273	9,243	11,808
Equity in earnings from unconsolidated ventures	(1,487)	(1,309)	(706)
Selling, general and administrative	52,382	38,946	39,266
OPERATING INCOME	29,647	40,714	26,837

Interest and investment income	138	714	2,684
Interest expense	(83,710)	(57,012)	(58,217)
Change in fair value of interest rate cap agreements	(137)	(3,529)	2,624
Gain on extinguishment of debt	—	334,423	—
Other income	3,746	3,929	6,006
(LOSS) INCOME BEFORE INCOME TAXES	(50,316)	319,239	(20,066)
INCOME TAX BENEFIT (EXPENSE)	16,016	(57,296)	917
(LOSS) INCOME FROM CONTINUING OPERATIONS	(34,300)	261,943	(19,149)
Loss from discontinued Non-Core Entities, net of income tax (expense) benefit of $0, $(6,748) and $6,844 in 2011, 2010 and 2009, respectively	—	(8,779)	(11,487)
Loss from discontinued clubs, net of income tax (expense) benefit of $(153), $182 and $325 in 2011, 2010 and 2009, respectively	(598)	(287)	(868)
NET (LOSS) INCOME	(34,898)	252,877	(31,504)
NET LOSS ATTRIBUTABLE TO DISCONTINUED NON-CORE ENTITIES’ NONCONTROLLING INTERESTS	—	1,966	2,802
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(575)	(346)	(36)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(35,473)	$254,497	$(28,738)

Amounts attributable to ClubCorp
(Loss) income from continuing operations, net of tax	(34,875)	261,597	(19,185)
Loss from discontinued Non-Core Entities, net of tax	—	(6,813)	(8,685)
Loss from discontinued clubs, net of tax	(598)	(287)	(868)
Net (loss) income	(35,473)	254,497	(28,738)

See accompanying notes to consolidated financial statements

CLUBCORP CLUB OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 27, 2011 and December 28, 2010

(In thousands of dollars, except share and per share amounts)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,317	$56,531
Restricted cash	—	525
Receivables, net of allowances of $3,586 and $3,594 at December 27, 2011 and December 28, 2010, respectively	52,707	53,784
Inventories	14,663	15,630
Prepaids and other assets	11,329	15,042
Deferred tax assets	7,201	6,378
Total current assets	136,217	147,890
Investments	13,816	17,687
Property and equipment, net (includes $10,167 and $10,207 related to VIEs at December 27, 2011 and December 28, 2010, respectively)	1,244,806	1,239,687
Notes receivable, net of allowances of $373 and $489 at December 27, 2011 and December 28, 2010, respectively	981	2,547
Goodwill (See Note 19)	264,959	264,959
Intangibles, net	42,275	63,263
Other assets	29,420	36,965
TOTAL ASSETS	$1,732,474	$1,772,998

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	13,290	11,195
Membership deposits - current portion	69,870	53,646
Accounts payable	24,026	23,837
Accrued expenses	35,079	27,081
Accrued taxes	14,706	34,675
Other liabilities	52,799	53,706
Total current liabilities	209,770	204,140
Long-term debt (includes $1,671 and $1,971 related to VIEs at December 27, 2011 and December 28, 2010, respectively)	772,272	772,079
Membership deposits (See Note 19)	203,542	201,910
Deferred tax liability (See Note 19)	222,113	244,285
Other liabilities	126,368	119,427
Total liabilities	1,534,065	1,541,841
Commitments and contingencies (See Note 16)

EQUITY (DEFICIT)

Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at December 27, 2011 and December 28, 2010	1	1
Additional paid-in capital (See Note 19)	213,310	209,055
Accumulated other comprehensive loss (See Note 19)	(2,562)	(457)
Retained (deficit) earnings (See Note 19)	(23,564)	11,909
Total stockholders’ equity	187,185	220,508
Noncontrolling interests in consolidated subsidiaries	11,224	10,649
Total equity	198,409	231,157
TOTAL LIABILITIES AND EQUITY	$1,732,474	$1,772,998

See accompanying notes to consolidated financial statements

CLUBCORP CLUB OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 27, 2011, December 28, 2010 and December 29, 2009

(In thousands of dollars)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(34,898)	$252,877	$(31,504)
Loss from discontinued Non-Core Entities	—	8,779	11,487
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	68,941	66,267	71,918
Amortization and depletion	24,973	26,406	26,990
Asset impairments	1,273	9,243	11,808
Bad debt expense	3,435	3,561	5,146
Equity in earnings from unconsolidated ventures	(1,487)	(1,309)	(706)
Distribution from investment in unconsolidated ventures	4,872	3,712	2,778
Loss (gain) on disposals and acquisitions of assets	9,627	(5,325)	7,203
Gain on extinguishment of debt	—	(334,412)	—
Amortization of debt issuance costs	1,915	3,374	3,393
Accretion of discount on member deposits	18,281	20,114	19,513
Amortization of surface rights bonus revenue	(3,750)	(3,750)	(4,782)
Amortization of above and below market rent intangibles	233	(15)	253
Deferred income tax (benefit) expense	(22,989)	11,640	(10,501)
Net change in deferred tax assets	(823)	1,620	620
Net change in fair value of interest rate cap agreements	137	3,529	(2,624)
Net change in prepaid expenses and other assets	470	(5,513)	(338)
Net change in receivables and membership notes	2,874	1,161	5,547
Net change in accounts payable and accrued liabilities	9,085	4,504	(7,402)
Net change in other current liabilities	(12,708)	12,818	13,022
Net change in long-term tax liabilities	3,739	66,727	(2,334)
Net change in other long-term liabilities	1,474	2,400	4,747
Net cash provided by operating activities	74,674	148,408	124,234
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,940)	(42,859)	(32,382)
Acquisitions	(22,756)	(7,443)	—
Proceeds from real estate ventures	—	—	1,000
Proceeds from dispositions	551	3,357	2,448
Proceeds from insurance	—	2,530	5,167
Net change in restricted cash and capital reserve funds	(282)	13,616	(4,349)
Proceeds from notes receivable	—	14,000	296
Return of capital in equity investments	486	—	—
Net cash used in investing activities	(69,941)	(16,799)	(27,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(12,884)	(906,770)	(128,197)
Proceeds from new debt borrowings	—	730,071	11
Repayments of Revolver	—	(105,305)	(197)
Proceeds from Revolver borrowings	—	—	2,560
Purchase of interest rate cap agreement	—	(208)	—
Sale of interest rate cap agreement	—	150	576
Debt issuance costs	(2,276)	(16,819)	—
Distribution to owners	—	—	(90,364)
Contribution from owners	3,197	260,528	—
Distribution to noncontrolling interests	—	(416)	(588)
Distribution to KSL affiliates attributable to the ClubCorp Formation	—	(37,047)	—
Change in membership deposits	—	1,480	311
Proceeds from new membership deposits	423	—	—
Repayments of membership deposits	(358)	—	—
Net cash used in financing activities	(11,898)	(74,336)	(215,888)
CASH FLOWS FROM DISCONTINUED NON-CORE ENTITIES:
Net cash (used in) provided by operating activities of discontinued Non-Core Entities	—	(7,951)	15,749
Net cash used in investing activities of discontinued Non-Core Entities	—	(6,614)	(2,732)
Net cash used in financing activities of discontinued Non-Core Entities	—	(59,321)	(32,872)
Net cash used in discontinued Non-Core Entities	—	(73,886)	(19,855)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	951	(820)	(1,074)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,214)	(17,433)	(140,403)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56,531	73,964	214,367
CASH AND CASH EQUIVALENTS - END OF PERIOD	$50,317	$56,531	$73,964
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$61,007	$36,679	$42,503
Cash paid during the year for income taxes	$14,080	$6,091	$6,464
Non-cash investing and financing activities are as follows:
Capital lease	$14,942	$6,534	$4,875
Capital accruals	$1,070	$565	$2,548
Leasehold improvements	$370	$3,996	$—
Contribution from owners	$1,058	$—	$—
Cash and cash equivalents
Continuing operations	$50,317	$56,531	$73,568
Discontinued Non-Core Entities	$—	$—	$396

See accompanying notes to consolidated financial statements

CLUBCORP CLUB OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 27, 2011, December 28, 2010 and December 29, 2009

(In thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - DECEMBER 30, 2008 (See Note 19)	(115,946)	—	670	(3,830)	(124,156)	11,370
Net loss	(31,504)	—	—	—	(28,738)	(2,766)
Change in fair value of net pension plan assets, net of taxes of $(1.0) million	1,171	—	—	990	—	181
Foreign currency translation adjustments	47	—	—	131	—	(84)
Comprehensive (loss) income	(30,286)	—	—	1,121	(28,738)	(2,669)
Distribution to owners	(90,364)	—	(670)	—	(89,694)	—
Distributions to noncontrolling interests	(7,633)	—	—	—	—	(7,633)
BALANCE - DECEMBER 29, 2009 (See Note 19)	(244,229)	—	—	(2,709)	(242,588)	1,068
ClubCorp Formation
Issuance of Common Stock: ClubCorp Club Operations, Inc. Formation	1	1	—	—	—	—
Contribution from owners attributable to the ClubCorp Formation	260,528	—	260,528	—	—	—
Distributions to KSL affililates attributable to the ClubCorp Formation (See Note 19)	(37,047)	—	(51,473)	2,944	—	11,482
Net income (loss)	252,877	—	—	—	254,497	(1,620)
Change in fair value of net pension plan assets, net of taxes of $0.5 million	(746)	—	—	(881)	—	135
Foreign currency translation adjustments	189	—	—	189	—	—
Comprehensive income (loss)	252,320	—	—	(692)	254,497	(1,485)
Distributions to noncontrolling interests	(416)	—	—	—	—	(416)
BALANCE - DECEMBER 28, 2010 (See Note 19)	231,157	1	209,055	(457)	11,909	10,649
Contribution from owners attributable to the ClubCorp Formation	4,255	—	4,255	—	—	—
Net (loss) income	(34,898)	—	—	—	(35,473)	575
Foreign currency translation adjustments	(2,105)	—	—	(2,105)	—	—
Comprehensive (loss) income	(37,003)	—	—	(2,105)	(35,473)	575
BALANCE - DECEMBER 27, 2011	198,409	1	213,310	(2,562)	(23,564)	11,224

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, unless otherwise indicated)

1. ORGANIZATION

ClubCorp Club Operations, Inc. (“ClubCorp”) is a holding company that was formed on November 30, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”) for the purpose of operating and managing golf, country, business, sports and alumni clubs. ClubCorp has two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. ClubCorp is a wholly owned subsidiary of CCA Club Operations Holdings, LLC (“Parent”), which is a wholly owned subsidiary of ClubCorp Holdings, Inc. (“Holdings”). ClubCorp, collectively, may be referred to as “we,” “us,” “our,” or the “Company,” and is principally owned by Holdings which is owned by affiliates of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. For periods prior to November 30, 2010, references to “we,” “us,” “our,” or the “Company” refer to CCI.

Prior to November 30, 2010, CCI was a holding company that through its subsidiaries owned and operated golf, country, business, sports and alumni clubs, two full-service resorts and certain other equity and realty interests. The two full service resorts and such other equity, realty and future royalty interests are referred to as the “Non-Core Entities.”

2. CLUBCORP FORMATION

On November 30, 2010, the following transactions (“ClubCorp Formation”) occurred which were structured to complete the contribution of the golf, country, business, sports and alumni clubs into ClubCorp. A summary of the transactions relevant to ClubCorp are described below:

•                  Fillmore CCA Holdings, Inc. (“Fillmore Inc.”), an affiliate of KSL, formed two wholly owned subsidiaries, ClubCorp and Parent, and transferred its interests through a contribution of 100% of the stock of CCI to ClubCorp.

•                  Investment vehicles managed by affiliates of KSL contributed $260.5 million as equity capital to ClubCorp.

•                  Fillmore Inc. reincorporated in Nevada through a merger into a newly formed Nevada corporation, Holdings, with Holdings as the surviving entity. CCI merged into ClubCorp USA, Inc. (“CCUSA”), with CCUSA surviving as a wholly-owned subsidiary of ClubCorp.

•                  ClubCorp issued and sold $415.0 million of unsecured notes and borrowed $310.0 million of secured term loans under our new secured credit facilities.

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

In 2011, the Company identified an error related to recording the ClubCorp Formation.  The Company did not properly remove accumulated other comprehensive income related to the additional minimum pension liability of Non-Core Entities.  As a result, in the Company’s 2010 consolidated financial statements, additional paid-in capital was overstated by $2.1 million with a corresponding understatement of comprehensive income.  See Note 19.

ClubCorp owns or leases and consolidates 97 golf and country clubs in the United States and Mexico and 46 business, sports and alumni clubs throughout the United States. We manage four golf and country clubs primarily in the South and South-central United States, and manage five business, sports and alumni clubs in the United States and China. We have ownership interests in certain of these managed clubs.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements reflect the consolidated operations of ClubCorp and its subsidiaries subsequent to November 30, 2010. Periods presented prior to November 30, 2010 reflect the consolidated operations and financial position of CCI.

The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in stockholders’ equity (deficit) in conformity with accounting principles generally accepted in the United States, or “GAAP”. All intercompany accounts have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from such estimated amounts.

Fiscal Year—Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2011, 2010 and 2009, the fiscal years are comprised of the 52 weeks ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.

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

The majority of membership deposits sold is not refundable until a fixed number of years (generally 30) after the date of acceptance of a member. We recognize revenue related to deposits over the average expected life of an active membership. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership, which was seven years for golf and country club memberships and five years for business, sports and alumni club memberships prior to December 28, 2010.  The average expected membership life decreased to six years for golf and country club memberships and four years for business, sports and alumni club memberships effective December 29, 2010.  The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership fees is not refundable and is deferred and recognized as revenue on a straight line basis over the average expected life of an active membership.

Cash Equivalents—We consider all investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—We have restricted cash deposited in an escrow account to cover certain potential construction costs of $0 and $0.5 million at December 27, 2011 and December 28, 2010, respectively.  The fair value of restricted cash approximates its carrying value.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is established and maintained based on our best estimate of accounts receivable collectability. Management estimates collectability by specifically analyzing known troubled accounts, accounts receivable aging and other historical factors that affect collections. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the member and projected economic and market conditions.

The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the consolidated financial statements. The allowance balance detail follows:

	2011	2010	2009

Beginning allowance	$3,594	$4,074	$3,792
Bad debt expense, excluding portion related to notes receivable	3,052	3,488	5,074
Write offs	(3,060)	(3,968)	(4,792)
Ending allowance	$3,586	$3,594	$4,074

Inventories—Inventories, which consist primarily of food and beverages and merchandise held for resale, are stated at the lower of cost (weighted average cost method) or market. Losses on obsolete or excess inventory are not material.

Investments—We have consolidated certain subsidiaries under our control in accordance with FASB ASC Topic 810. Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, are accounted for by the equity method. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method. See Note 5.

Property and Equipment, Net—Property and equipment is recorded at cost, including interest incurred during construction periods. We capitalize costs that both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized. All other related costs are expensed as incurred. For building improvements, only costs that extend the useful life of the building are capitalized; repairs and maintenance are expensed as incurred. See Note 7.

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Depreciable land improvements	5 - 20 years
Building and recreational facilities	20 - 40 years
Machinery and equipment	3 - 10 years
Leasehold improvements	1 - 40 years
Furniture and fixtures	3 - 10 years

Leasehold improvements are amortized over the shorter of the term of the respective leases or their useful life using the straight-line method.

Notes Receivable, Net of Allowances—These receivables reflect amounts due from our financing of membership initiation fees and deposits and span 13 months to 10 years and 6 months in maturity. We recognize interest income as earned and provide an allowance for doubtful accounts. This allowance is based on factors including the historical trends of write-offs and recoveries, the financial strength of the member and projected economic and market conditions.

Goodwill and Other Intangibles, Net—We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangibles specifically related to an individual property are recorded at the property level. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives as reflected in Note 8.

We assess the recoverability of the carrying value of goodwill and other indefinite lived intangibles annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount with an impairment being recognized only where the fair value is less than carrying value. See Note 8.

Other Assets—We own certain assets related to mineral interests on various golf properties and have entered into lease agreements with third parties allowing them to explore for and produce oil and natural gas. These assets are being depleted using the percentage depletion method based on actual production and totaled $5.3 million and $5.4 million at December 27, 2011 and December 28, 2010, respectively. During 2008, we entered into certain surface right agreements with third parties to allow for exploration and production on these properties. We received $19.9 million which is classified as other current and long term liabilities in the consolidated balance sheets and is being recognized in other income in the consolidated statements of operations on a straight line basis over the term of the agreements, which range from six months to four years.

Other assets also includes capital reserve funds, debt issuance costs, interest rate swap derivatives and below market lease intangibles.

Impairment of Long-Lived Assets—We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over the expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, the impairment is determined by comparing the carrying value of the property to its fair value which may be approximated by using future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both in the Company’s control and out of the Company’s control. Additionally, we review current property appraisals when available to ensure recoverability. If actual results differ from these estimates, additional impairment charges may be required. As discussed in Note 6, FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The fair value test for impairment of long-lived assets is classified as a Level 3 measurement under FASB ASC Topic 820.

Business Interruption Insurance—In the case of a property loss, we are covered by property insurance which includes a business interruption clause. Business interruption insurance covers both our fixed costs incurred during the period of interruption and lost revenue, profit or margin. We recognize insurance proceeds related to lost revenue when realized. Due to the complex and uncertain nature of the settlement negotiations process, this generally occurs at the time of final settlement. We recorded $0, $0 and $0.8 million in business interruption proceeds related to losses due to property casualty events in other income for the fiscal years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.

Derivative Instruments and Hedging Activities—We record all derivative instruments on the balance sheet at fair value. We do not use hedge accounting and therefore mark-to-market derivative instruments associated with the debt facility quarterly for external reporting purposes. The mark-to-market is based upon third party valuations of the derivatives recognizing in the consolidated statements of operations any change in fair value for the period. See Notes 6 and 11. Derivatives are recorded in other assets on the consolidated balance sheets.

Advertising Expense — We market our clubs through advertising and other promotional activities.  Advertising expense is charged to income during the period incurred.  Advertising expense totaled $6.0 million, $8.1 million and $7.2 million for the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.

Foreign Currency—The functional currency of our entities located outside the United States of America is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at year-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately as a component of comprehensive loss. Realized foreign currency transaction gains and losses are reflected in the consolidated statement of operations in club operating costs.

Income Taxes—We record income taxes in accordance with FASB ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized.

Interest and Investment Income—Interest and investment income is comprised principally of interest on notes receivable, cash deposits held by financial institutions, and marketable securities.

Leases—We lease operating facilities under agreements with terms ranging from 1 to 99 years. These agreements normally provide for minimum rentals plus executory costs. Some of the agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which we take control of the property. Renewal options determined to be reasonably assured are also included in the lease term. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements.

Some of our lease agreements contain tenant allowances. Upon receipt of such allowances, we record a deferred rent liability in other liabilities on the consolidated balance sheets. The allowances are then amortized on a straight-line basis over the remaining terms of the corresponding leases as a reduction of rent expense.

Equity-Based Awards—Equity-based unit awards have been issued under a Management Profits Interest Program (“MPI”) which constitute grants of time-vesting non-voting profits interests in Fillmore CCA Investment, LLC (“Fillmore”), through which affiliates of KSL indirectly own all of our outstanding common stock. These awards entitle participants to participate in the appreciation of the value of Fillmore above an applicable threshold and thereby share in its future profits. Participants may receive a distribution upon the occurrence of a liquidity event or upon the declaration of a dividend payment, in each case in accordance with the terms of the distribution “waterfall” set forth in the Second Amended and Restated LLC Agreement. Because the distributions are contingent on the value of our Company at the time of such liquidity event or dividend payment, no expense will be recognized relating to such awards until such an event occurs.  Fillmore has granted 10,039.44 Class B units that were converted into Class A units in connection with the ClubCorp Formation, and 9,950 Class C units to participants under the MPI.

Recently Issued Accounting Pronouncements

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income.  The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements.  The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income, and total comprehensive income.  The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter.  ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

4. VARIABLE INTEREST ENTITIES

Consolidated variable interest entities (“VIEs”) include three managed golf operations. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations.  One of these VIEs is financed through a loan payable of $1.4 million collateralized by assets of the entity totaling $4.2 million as of December 27, 2011. The other VIEs are financed through advances from us.  Outstanding advances as of December 27, 2011 total $3.2 million compared to recorded assets of $6.8 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of December 27, 2011 and December 28, 2010, net of intercompany amounts:

	2011	2010
Current assets	$786	$807
Fixed assets, net	10,167	10,207
Other assets	37	54
Total assets	$10,990	$11,068

Current liabilities	$789	$763
Long-term debt	1,671	1,971
Other liabilities	622	582
Noncontrolling interest	6,445	6,283
Company capital	1,463	1,469
Total liabilities and equity	$10,990	$11,068

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $11.0 million.

5. INVESTMENTS

Equity method investments in golf and business club ventures total $2.0 million and $2.1 million at December 27, 2011 and December 28, 2010, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated statements of operations. The difference between the carrying value of the investments and our share of the equity reflected in the joint ventures’ financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint ventures and is being amortized over approximately 20 years beginning in 2007.

Additionally, we have one equity method investment of 10.2% of Avendra, LLC, in a purchasing cooperative of hospitality companies. The carrying value of the investment was $11.3 million and $15.0 million at December 27, 2011 and December 28, 2010, respectively. Our share of earnings in the equity investment is included in equity in earnings in unconsolidated ventures in the consolidated statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received volume rebates totaling $2.8 million, $1.2 million and $2.5 million in 2011, 2010 and 2009, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007. The value of these intangible assets was $10.0 million and $12.1 million at December 27, 2011 and December 28, 2010, respectively.

Significant financial information for the joint venture described in the paragraph above is as follows:

	2011	2010
	(unaudited)
Total assets	$76,841	$82,400
Total liabilities	$78,238	$71,378
Total equity	$(1,397)	$11,022

	2011	2010	2009
	(unaudited)
Total revenues	$81,334	$74,981	$66,744
Net income	$34,569	$31,030	$28,780

	2011	2010	2009

ClubCorp’s equity in net income, excluding amortization	$3,487	$3,302	$2,633
Amortization	(2,008)	(2,008)	(2,008)
ClubCorp’s equity in net income	$1,479	$1,294	$625

6. FAIR VALUE

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

Marketable securities and derivative financial instruments are measured at fair value on a recurring basis. Marketable securities include interest bearing deposits at financial institutions, and investments in money market funds comprised of U.S. treasury bills. Derivative financial instruments include interest rate cap agreements. The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term assets and liabilities approximate their fair values as December 27, 2011 and December 28, 2010. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

Marketable Securities—We utilize quoted prices in active markets to measure investments in money market funds comprised of U.S. treasury bills; such items are classified as Level 1 in the hierarchy. Balances of investments in money market funds totaled $0 and $48.8 million as of December 27, 2011 and December 28, 2010, respectively.

Derivative Financial Instruments—Derivative financial instruments are valued in the market based on prevailing market data and values are derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions and certain counter-party credit risk. These inputs are classified as Level 2 in the hierarchy.

A reconciliation of beginning and ending balances of these derivatives is presented in Note 11.

See Note 11 for Level 3 disclosure of debt fair value.

We value goodwill, trade names and liquor licenses at fair value on a non-recurring basis. See Note 8. The fair value test for impairment of long-lived assets is classified as a Level 3 measurement under FASB ASC Topic 820.   See Note 3.

7. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at December 27, 2011 and December 28, 2010:

	2011	2010

Land and land improvements	$850,181	$828,564
Buildings and recreational facilities	405,812	394,472
Machinery and equipment	153,507	134,246
Leasehold improvements	77,503	72,382
Furniture and fixtures	56,769	49,642
Construction in progress	1,999	7,404
	1,545,771	1,486,710
Accumulated depreciation and amortization	(300,965)	(247,023)
Total	$1,244,806	$1,239,687

Depreciation expense from continuing operations was $68.8 million, $66.1 million and $71.7 million for the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively. Interest capitalized as a cost of property and equipment totaled $0.4 million, $0.1 million and $0.1 million for the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.

We did not record any impairments of property and equipment in the year ended December 27, 2011.  For the years ended December 28, 2010 and December 29, 2009, we recorded impairments of $0.6 million and $2.3 million, respectively, due to continued and projected negative operating cash flows as well as changes in the expected holding period of certain fixed assets.

8. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at December 27, 2011 and December 28, 2010:

		December 27, 2011			December 28, 2010
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks		$25,210	$—	$25,210	$25,260	$—	$25,260
Liquor Licenses		4,017	—	4,017	—	—	—
Intangible assets with finite lives:
Membership Relationships	5-7 years	59,260	(46,846)	12,414	133,211	(96,630)	36,581
Management Contracts	2-9 years	2,321	(1,809)	512	4,375	(3,501)	874
Other	4-7 years	426	(304)	122	7,064	(6,516)	548
Total		$91,234	$(48,959)	$42,275	$169,910	$(106,647)	$63,263

Goodwill (See Note 19)		$264,959	$—	$264,959	$264,959	$—	$264,959

Intangible asset amortization expense was $25.0 million, $26.3 million and $26.8 million in the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.

We retired fully amortized intangible assets and the related accumulated amortization of $72.9 million of membership relationships, $2.1 million of management contracts and $6.6 million of other intangibles from the consolidated balance sheet as of December 27, 2011.

For each of the five years subsequent to 2011 and thereafter the amortization expense will be as follows (dollars in thousands):

Year	Amount

2012	$9,828
2013	2,855
2014	325
2015	40
2016	—
Thereafter	—
Total	$13,048

As discussed in Note 6, FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. We test our trade name intangible assets utilizing the relief from royalty method to determine the estimated fair value for each trade name which is classified as a Level 3 measurement under FASB ASC Topic 820. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates.

We recorded impairment of trade names of $0.1 million, $8.6 million and $9.4 million in the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively, included in impairment of assets on the consolidated statement of operations. We recorded impairment of membership relationships of $0, $0.1 million and $0 in the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively, also included in impairment of assets on the consolidated statement of operations.

In the year ended December 27, 2011, we corrected the classification of our liquor licenses from other assets to intangibles, net, as the amount recorded represents value attributed to intangible rights granted by these licenses.  As of December 28, 2010, the value of our investment in liquor licenses was $5.2 million.  We test our liquor licenses annually for impairment.  $1.1 million of our liquor licenses are valued at quoted market prices, classified as Level 2 measurements under FASB ASC Topic 820.  $2.9 million of our liquor licenses are not actively traded.  Valuation methods used to determine fair value include analysis of the discounted future free cash flows that sales under a liquor license generate (“Income Approach”), and based on a comparison to liquor licenses sold in an active market in other jurisdictions (“Market Approach”).  These valuations are considered Level 3 measurements under FASB ASC Topic 820.  We utilize estimates such as future cash flows, discount rates and projected margins, among other factors, to determine fair value.

We recorded impairment of liquor licenses of $1.2 million, $0 and $0 in the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively, included in impairment of assets on the consolidated statement of operations.  We recorded losses on disposal of liquor licenses of $0, $0.1 million, and $0.1 million in the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.  Liquor license activity is summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Balance at beginning of year, 2009	$—	$5,395	$5,395
Losses included in earnings	—	(105)	(105)
Balance at end of year, 2009	$—	$5,290	$5,290
Losses included in earnings	—	(50)	(50)
Balance at end of year, 2010	$—	$5,240	$5,240
Transfers out of Level 3	2,208	(2,208)	—
Losses included in earnings	(1,112)	(111)	(1,223)
Balance at end of year, 2011	$1,096	$2,921	$4,017

Liquor licenses are typically renewed annually and all renewal charges are expensed.  ClubCorp recognized $49.0 million, $43.8 million and $43.1 million of sales under these liquor licenses in the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.

We evaluate goodwill for impairment at the reporting unit level (golf and country clubs and business, sports and alumni clubs). When testing for impairment, we first compare the fair value of our reporting units to the recorded values. Reporting units are defined as an operating segment or one level below. Valuation methods used to determine fair value include analysis of the discounted future free cash flows that a reporting unit is expected to generate (“Income Approach”) and an analysis is based upon a comparison of reporting units to similar companies utilizing a purchase multiple of earnings before interest, taxes, depreciation and amortization (“Market Approach”). These valuations are considered Level 3 measurements under FASB ASC Topic 820. We utilize estimates to determine the fair value of the reporting units such as future cash flows, growth rates, capital needs and projected margins, among other factors.

If the carrying amount of the reporting units exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied value of the reporting unit’s goodwill with the carrying value of that unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination under FASB ASC Topic 810. Accordingly, the fair value of a reporting unit is allocated to all the assets and liabilities of that unit, including intangible assets, and any excess of the value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of its goodwill.

We test goodwill for impairment as of the first day of our last fiscal quarter. Based on this analysis, no impairment of goodwill was recorded for all years presented. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in an impairment of goodwill.

As of December 27, 2011, ClubCorp had allocated $113.1 million of goodwill to the golf and country club segment and $151.9 million of goodwill to the business, sports and alumni club segment. During 2009, we reduced goodwill by $0.2 million in connection with the divestiture of a business, sports and alumni club. See Note 14.

9. OTHER ASSETS

As a result of our acquisition by affiliates of KSL in 2006, we have recorded above and below market lease intangibles. The above market lease intangibles totaled $2.9 million and $3.8 million at December 27, 2011 and December 28, 2010, respectively, and are recorded in other liabilities; below market lease intangibles were $2.3 million and $3.5 million at December 27, 2011 and December 28, 2010, respectively, and are recorded in other assets. Amortization of the net above/below market lease intangibles is recorded as a net (increase) reduction in rent expense.

Related net amortization (accretion) over the next 5 years and thereafter is as follows:

Year	Amount

2012	$(253)
2013	(114)
2014	365
2015	256
2016	101
Thereafter	251
Total	$606

10. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at year-end:

	2011	2010
Accrued compensation	$19,303	$14,764
Accrued interest	8,017	4,881
Other accrued expenses	7,759	7,436
Total accrued expenses	$35,079	$27,081

Taxes payable	$14,242	$23,799
Taxes payable to Holdings	464	10,876
Total accrued income taxes	$14,706	$34,675

Advance deposits from members	$11,480	$14,710
Prepaid dues	13,125	10,984
Deferred revenue - initiation deposits/fees	14,008	11,860
Insurance reserves	8,831	9,144
Advanced surface rights bonus payment	1,823	3,750
Other current liabilities	3,532	3,258
Total other current liabilitites	$52,799	$53,706

Other long-term liabilities consist of the following at year end:

	2011	2010
Taxes Payable	$48,966	$46,046
Deferred membership revenues	43,427	38,666
Casualty insurance loss reserves - long term portion	10,539	11,575
Advanced surface rights bonus payment	—	1,823
Above market lease intangibles	2,998	4,221
Deferred rent	17,069	15,991
Other	3,369	1,105
Total other long-term liabilities	$126,368	$119,427

We are self-insured for a significant portion of our employees’ medical cost. Additionally, we reserve for our uncovered liabilities related to casualty claims. We account for self-insurance programs based on actuarial estimates of the amount of loss inherent in the period’s claims, including losses for which claims have not been reported. We limit our risk by carrying stop loss policies. The current portion of these casualty and health reserves are $6.4 million and $2.4 million, respectively, for the year ended December 27, 2011 and are included in the current portion of insurance reserves above.

11. DEBT AND CAPITAL LEASES

Senior Secured Credit Facilities

2006 Citigroup Debt Facility—In 2006, an affiliate of CCI (“Borrower”) entered into a debt agreement with Citigroup which resulted in a Mortgage loan, a Senior Mezzanine loan, a Junior Mezzanine loan, and a revolving loan facility (collectively the “2006 Citigroup Debt Facility”), which was initially to mature in January 2010. In July 2008, the Borrower amended the 2006 Citigroup Debt Facility extending the maturity date to July 2012. The loans were collateralized by the majority of our owned golf and country clubs, the two full-service resorts that were sold in connection with the ClubCorp Formation, and the operations of the business, sports and alumni clubs. Payments on the notes were interest only during the term of the loans with principal due at maturity; interest rates were variable based on 30 day LIBOR rates.

For all periods presented prior to November 30, 2010, balances under the Citigroup Debt Facility, as well as related interest expense including loan amortization fees have been allocated between ClubCorp’s continuing and Non-Core discontinued liabilities based on relative asset balances. Management believes such allocations are reasonable.

In July 2008, we paid $8.0 million in principal on the long term debt facility in conjunction with the refinancing of two properties described below. In October 2008, we voluntarily paid $12.4 million in principal on the long term debt facility. In May 2009, we paid $0.7 million in principal on the long term debt facility in conjunction with the sale of one property. In June 2009 and November 2009, we voluntarily paid $98.8 million and $20.6 million, respectively, in principal on the long term debt facility. In June 2010 and November 2010, we voluntarily paid $20.6 million and $50.4 million, respectively, in principal on the long term debt facility.

On November 30, 2010, in connection with the ClubCorp Formation, we repaid $826.9 million in principal on the long term debt facility and $105.3 million on the revolving loan facility and Citigroup forgave the remaining $342.3 million of debt under the 2006 Citigroup Debt Facility thereby terminating such facility. The resulting gain of $342.3 million was recorded in gain on extinguishment of debt in the consolidated statement of operations. We expensed the remaining $4.8 million of loan origination fees related to the 2006 Citigroup Debt Facility and the $3.1 million in fees paid related to the 2010 Secured Credit Facilities against the gain on extinguishment of debt.

The debt allocated to the Non-Core discontinued operations of approximately $266.1 million is included in liabilities of discontinued Non-Core Entities as of December 29, 2009, and was repaid as part of the 2010 net distribution to KSL affiliates attributable to the sale of Non-Core Entities and the ClubCorp Formation.

2010 Secured Credit Facilities—On November 30, 2010, we entered into secured credit facilities (“Secured Credit Facilities”). These facilities are comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. As of December 27, 2011, we had $16.5 million of standby letters of credit outstanding and $33.5 million remaining available for borrowing under the revolving credit facility governing our Secured Credit Facilities.

All obligations under the Secured Credit Facilities are guaranteed by Parent and each existing and all subsequently acquired or organized direct and indirect restricted subsidiaries of ClubCorp, other than certain excluded subsidiaries (collectively, the “guarantors”). The Secured Credit Facilities are secured, subject to permitted liens and other exceptions, by a first-priority perfected security interest in substantially all the assets of ClubCorp, and the guarantors, including, but not limited to (1) a perfected pledge of all the domestic capital stock owned by ClubCorp and the guarantors, and (2) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned property of ClubCorp and the guarantors, subject to certain exclusions.

We are required to make principal payments equal to 0.25% of the original term loan facility on the last business day of each of March, June, September and December beginning in March 2011. Beginning with the fiscal year ended December 27, 2011, we are required to prepay the outstanding term loan, subject to certain exceptions, by an amount equal to 50% of our excess cash flows, as defined by the credit agreement, each fiscal year end after our annual consolidated financial statements are delivered. This percentage may decrease if certain leverage ratios are achieved. Additionally, we are required to prepay the term loan facility with proceeds from certain asset sales or borrowings as defined by the credit agreement.

We may voluntarily repay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with repaying, refinancing, substituting or replacing the existing term loans with new indebtedness.

The interest rate on the Secured Credit Facilities is the higher of (i) 6.0% or (ii) an elected LIBOR plus a margin of 4.5%. We may elect a one, two, three or six-month LIBOR. The interest payment is due on the last day of each elected LIBOR period.

We are also required to pay a commitment fee on all undrawn amounts under the revolving credit facility, payable in arrears on the last business day of each March, June, September and December.

The credit agreement governing the Secured Credit Facilities limits ClubCorp’s (and most or all of ClubCorp subsidiaries’) ability to:

•                  create, incur, assume or suffer to exist any liens on any of their assets;

•                  make or hold any investments (including loans and advances);

•                  incur or guarantee additional indebtedness;

•                  enter into mergers or consolidations;

•                  conduct sales and other dispositions of property or assets;

•                  pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•                  change the nature of the business;

•                  enter into transactions with affiliates; and

•                  enter into burdensome agreements.

In addition, the credit agreement governing the Secured Credit Facilities contains covenants that require ClubCorp and its restricted subsidiaries to maintain specified financial ratios, which include the following ratios beginning with quarter end March 2011:

•                  consolidated total debt to an adjusted EBITDA, as defined by the credit agreement; and

•                  consolidated and adjusted EBITDA, as defined by the credit agreement, to consolidated interest expense.

We incurred loan origination fees in conjunction with the issuance of the Secured Credit Facilities of $6.8 million. These have been capitalized and are being amortized over the term of the loan. $0 and $0.9 million of these fees had not been paid at December 27, 2011 and December 28, 2010, respectively, and are included in accrued expenses on the balance sheet.

Interest Rate Cap Agreements—As required by the Citigroup debt agreements, at December 26, 2006, Borrower entered into interest rate cap agreements that limit Borrower’s exposure to increases in interest rates over certain amounts. These interest rate caps matured in January 2010 and had effectively limited the LIBOR rate to 5.50%. In July 2007, Borrower purchased additional interest caps for $6.6 million. These agreements limited Borrower’s LIBOR exposure to 5.50% and matured in July 2010. All value of matured interest rate caps was expensed at maturity.

In June 2008, Borrower entered into additional interest rate cap agreements with a fair value of $12.1 million. These agreements limit Borrower’s LIBOR exposure to 5.50% and had a maturity date in July 2012. In July 2009, Borrower sold a portion of its interest rate cap agreements in conjunction with a paydown of debt. Borrower received $0.7 million of proceeds related to this sale.

We allocated the fair value of the interest rate cap agreements between continuing and discontinued Non-Core Entities based on proportional debt allocations for all periods presented prior to November 30, 2010.

In December 2010, in connection with the ClubCorp Formation, we sold the remaining interest rate cap agreements for $0.2 million.

The portion of the interest rate cap agreements related to the 2006 Citigroup Debt Facility allocated to continuing operations is summarized below:

Balance at beginning of year, 2009	$1,561
Sale	(576)
Gains included in earnings	2,624
Balance at end of year, 2009	3,609
Sale	(150)
Losses included in earnings	(3,459)
Balance at end of year, 2010	$—

Such year-end amounts are included in other assets on the consolidated balance sheets.

In December 2010, in connection with the issuance of the Secured Credit Facilities, we entered into an interest rate cap agreement that limits our exposure to increases in interest rates over certain amounts. The interest rate cap matures in December 2012 and limits the LIBOR rate to 3.0% on a notional amount of $155 million. The aggregate fair value of the interest rate cap agreement, as described in Note 6, is included in other assets on the consolidated balance sheets.  The change in fair value of the interest rate cap agreement in the years ended December 27, 2011 and December 28, 2010, respectively, is summarized below:

Balance at beginning of year, 2010	$—
Purchase	208
Loss included in earnings	(70)
Balance at end of year, 2010	138
Loss included in earnings	(137)
Balance at end of year, 2011	$1

Senior Unsecured Notes

On November 30, 2010, we issued $415.0 million in senior unsecured notes with registration rights, bearing interest at 10.0% and maturing December 1, 2018. The interest is payable semiannually in arrears on June 1 and December 1 each year, beginning June 1, 2011. The notes are fully and unconditionally guaranteed on a joint and several basis by most of ClubCorp’s subsidiaries (“Guarantor Subsidiaries”), each of which is wholly owned by ClubCorp. The notes are not guaranteed by certain of ClubCorp’s subsidiaries (“Non-Guarantor Subsidiaries”). The indenture governing the notes limits our (and most or all of our subsidiaries’) ability to:

•                  incur, assume or guarantee additional indebtedness;

•                  pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•                  make investments;

•                  enter into agreements that restrict the payment of dividends or other amounts by subsidiaries to us;

•                  sell stock of our subsidiaries;

•                  transfer or sell assets;

•                  create liens;

•                  enter into transactions with affiliates; and

•                  enter into mergers or consolidations.

Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

We incurred loan origination fees in conjunction with the issuance of the senior unsecured notes of $9.1 million. These have been capitalized and are being amortized over the term of the notes. $0 and $1.2 million of these fees had not been paid at December 27, 2011 and December 28, 2010, respectively, and are included in accrued expenses on the balance sheet.

Mortgage Loans

General Electric Capital Corporation—In July 2008, we entered into a new mortgage loan with General Electric Capital Corporation (“GECC”) for $32.0 million with an original maturity of July 2011.  During the year ended December 27, 2011, we extended the term of the loan to July 2012.  We have the right to extend the term of the loan to July 2013 upon satisfaction of certain conditions of the loan agreement.  As of December 27, 2011, we expect to meet the required conditions and intend to so extend the loan with GECC to July 2013. We have classified the loan as long-term debt on the consolidated balance sheet except for the amount included in current portion of long term debt.  The loan is collateralized by the assets of two golf and country clubs with a book value of $37.3 million as of December 27, 2011. The proceeds from the loan were used to pay existing debt of $11.2 million to GECC and $2.7 million to Ameritas Life in addition to the payment of $8.0 million on the Citigroup Debt mentioned above. Interest rates are variable based on 30 day LIBOR rates. Payments on the loan were interest only through August 2009 with principal payments commencing in September 2010 based upon a twenty-five year amortization schedule. However, as the cash on cash return (defined as the percentage of underwritten net operating income for the previous twelve months divided by the outstanding principal balance of the loan as of such date) for the period September 1, 2008 through August 31, 2009, and September 1, 2009 through August 31, 2010, was greater than 14% and 15%, respectively, amortization did not commence until September 1, 2011. We incurred loan origination fees in conjunction with this loan of $0.9 million which have been capitalized and were amortized over the original term of the loan.  We incurred additional loan origination fees in conjunction with the term extension of $0.1 million which have been capitalized and are being amortized over the term of the extension.

Atlantic Capital Bank—In October, 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with 25-year amortization. The loan is collateralized by the assets of one golf and country club with a book value of $5.4 million as of December 27, 2011. Interest rates are variable based on 30 day LIBOR rates. We incurred loan origination fees in conjunction with the issuance of this mortgage loan of $0.1 million. These have been capitalized and are being amortized over the term of the loan.

Other Borrowings

On July 15, 2010, we settled certain litigation with a noncontrolling shareholder of a foreign subsidiary which, in exchange for certain real estate owned by such subsidiary, extinguished $1.8 million of debt and $1.5 million of accrued interest and acquired the remaining equity interest of the noncontrolling shareholder. This transaction resulted in a gain of $3.0 million in the year ended December 28, 2010.

Long-term borrowings and lease commitments of the Company as of December 27, 2011 and December 28, 2010, are summarized below:

	2011	2010	Interest Rate	Maturity

Senior Unsecured Notes	$415,000	$415,000	10.00%	2018

Secured Credit Facilities
Term Loan	307,675	310,000	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5% (6.0% at December 27, 2011 and December 28, 2010)	2016

Revolving Notes ($50,000 capacity)	—	—	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5% (6.0% at December 27, 2011 and December 28, 2010)	2015
Mortgage Loans
General Electric Capital Corporation	31,733	32,000	3.25% + 30 day LIBOR (3 .5% at December 27, 2011 and 3.56% at December 28, 2010, respectively)	2013

Atlantic Capital Bank	3,813	3,973	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5% (4.5% at December 27, 2011 and December 28, 2010)	2015

Other notes	4,010	4,209	5.75% - 8.00%	Various

	762,231	765,182
Capital leases	23,331	18,092
	785,562	783,274
Less current portion	13,290	11,195
	$772,272	$772,079

The amount of long-term debt maturing in each of the five years subsequent to 2011 and thereafter is as follows:

Year	Debt	Capital Leases	Total
2012	$4,526	$8,764	$13,290
2013	35,208	6,323	41,531
2014	2,747	4,632	7,379
2015	6,712	2,730	9,442
2016	295,570	882	296,452
Thereafter	417,468	—	417,468
Total	$762,231	$23,331	$785,562

If we were to default on our Secured Credit Facilities and our lender was to accelerate the payment of all our principal and interest due, the holders of our senior unsecured notes could declare a cross-default.

Fair Value

Management estimates the fair value of ClubCorp’s long-term debt excluding capital lease obligations at $741.0 million and $765.2 million as of December 27, 2011 and December 28, 2010, respectively. We estimated the fair value of long term debt using a market based analysis using current market inputs for our debt and similar types of arrangements. Fluctuations in these assumptions will result in different estimates of fair value.

12. LEASES

We lease operating facilities under agreements with terms ranging from 1 to 99 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flows as defined in the lease agreements. As a result, future lease payments that are considered contingent on future results are not included in the table below.

Future minimum lease payments for each of the next five years and thereafter required at December 27, 2011 under operating leases for land, buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows:

Year	Capital Leases	Operating Leases

2012	$10,258	$20,997
2013	7,251	19,263
2014	5,134	18,256
2015	2,911	16,863
2016	898	12,380
Thereafter	—	95,890
Minimum lease payments	$26,452	$183,649
Less: imputed interest component	3,121
Present value of net minimum lease payments of which $8.8 million is included in current liabilities	$23,331

Total facility rental expense was $29.2 million in 2011, $29.9 million in 2010 and $31.9 million in 2009; contingent rent was $8.4 million in 2011, $8.6 million in 2010 and $10.1 million in 2009. Total minimum rentals to be received in the future under non-cancelable subleases as of December 27, 2011 total $1.1 million.

13. INCOME TAXES

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

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided against deferred income tax assets for amounts which are not considered “more likely than not” to be realized.

Income (loss) from continuing operations before income taxes and noncontrolling interest consists of the following:

	2011	2010	2009
Domestic	$(51,799)	$316,105	$(20,631)
Foreign	1,483	3,134	565
	$(50,316)	$319,239	$(20,066)

The income tax (expense) benefit from continuing operations consists of the following:

	2011	2010	2009
Current
Federal	$(2,840)	$(40,080)	$(1,168)
State	(3,283)	(8,803)	(4,133)
Foreign	(494)	3,229	(4,283)
Total Current	(6,617)	(45,654)	(9,584)
Deferred
Federal	17,503	(11,789)	9,169
State	5,130	147	1,332
Foreign	—	—	—
Total Deferred	22,633	(11,642)	10,501
Total income tax benefit (expense)	$16,016	$(57,296)	$917

Cash paid for federal, state and foreign income taxes was $14.1 million, $6.1 million and $6.5 million in the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and the actual income tax provision for continuing operations as reflected in the accompanying consolidated statement of operations are as follows (dollars in thousands):

	2011	2010	2009
Expected Federal income tax benefit (expense)	$17,610	$(111,735)	$7,022
State taxes, net of Federal benefit	1,869	(4,827)	(2,269)
Change in valuation allowance - State	(668)	(799)	449
Change in valuation allowance - Foreign	445	(68)	472
Foreign rate differential	74	157	40
Asset Tax/IETU - Foreign	(494)	3,229	(4,283)
Forgiveness of Debt	(290)	55,747	—
Adjustments Related to Tax Contingencies	(2,921)	(606)	—
Other, net	391	1,606	(514)
Actual income tax benefit (expense)	$16,016	$(57,296)	$917

We had the following federal net operating loss carryforwards at December 27, 2011, which are available to offset future taxable income:

Type of Carryforward	Gross Amount	Expiration Dates (in years)
Federal tax operating loss	$21,651	2031
State tax operating loss	$158,726	2012 – 2031
AMT net operating loss	$21,651	2031
Mexico net operating loss	$15,464	2013 - 2021

The components of the deferred tax assets and deferred tax liabilities at December 27, 2011 and December 28, 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal tax net operating loss carryforwards	$7,578	$—
State and foreign tax net operating loss carryforwards	10,779	11,262
Membership deferred revenue	38,895	32,641
Reserves and accruals	15,779	14,102
Texas tax credit	2,799	5,008
Suspended losses	11,343	11,343
Straight-line rent	6,613	6,316
Other	16,459	17,473
Total gross deferred tax assets	$110,245	$98,145
Valuation allowance	(10,595)	(14,624)
Deferred tax liabilities:
Discounts on membership deposits and acquired notes	(155,660)	(161,354)
Property and equipment	(136,407)	(126,005)
Deferred revenue	(1,885)	(409)
Intangibles	(16,466)	(26,128)
Other	(4,144)	(7,532)
Total gross deferred tax liabilities	(314,562)	(321,428)
Net deferred tax liability	$(214,912)	$(237,907)

The allocation of deferred taxes between current and long-term as of December 27, 2011 and December 28, 2010 is as follows:

	2011	2010
Current portion-deferred tax asset, net	$7,201	$6,378
Long-term deferred tax liability, net	(222,113)	(244,285)
Net deferred tax liability	$(214,912)	$(237,907)

FASB ASC Topic 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.

A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FASB ASC Topic 740-10 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Income tax expense for 2011 and 2010 includes interest expense and penalties net of tax of $3.4 million and $0.5 million, respectively. Prior to December 28, 2010, no interest or penalties were recorded related to unrecognized tax benefits because of the availability of net operating loss carryforwards.

A reconciliation of the change in our unrealized tax benefit for all periods presented is as follows:

	2011	2010	2009
Balance at beginning of year	$53,215	$8,490	$10,727
Increases in tax positions for current year	—	44,395	—
Increases in tax positions for prior years	52	1,432	—
Decreases in tax positions for prior years	(754)	(1,102)	(2,237)
Balance at end of year	$52,513	$53,215	$8,490

As of December 27, 2011 and December 28, 2010, $49.0 million and $46.0 million, respectively, of unrecognized tax benefits are included in other liabilities (Note 10) in the consolidated financial statements. Currently, unrecognized tax benefits are not expected to change significantly over the next twelve months.

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in Mexico. Under a previous settlement agreement related to an audit by the Internal Revenue Service we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 1995.

Mexico enacted the 2008 Fiscal Reform Bill on October 1, 2007. Effective January 1, 2008, the bill repealed the existing asset-based tax and established a dual income tax system consisting of a new minimum flat tax (the “IETU”) and the existing regular income tax system. The IETU system taxes companies on cash basis net income, consisting only of certain specified items of revenue and expense, at a rate of 16.5%, 17% and 17.5% for 2008, 2009 and 2010 forward, respectively. In general, companies must pay the higher of the income tax or the IETU, although unlike the previous asset tax, the IETU is not creditable against future income tax liabilities.

On December 7, 2009, Mexico enacted the 2010 Mexican Tax Reform Bill (“Tax Reform Bill”) to be effective January 1, 2010. Under this new legislation, the corporate income tax rate will be temporarily increased from 28% to 30% for 2010 through 2012, then reduced to 29% in 2013, and finally reduced back to 28% in 2014 and future years. Further, under current law, income tax loss carryforwards reported in the tax consolidation that were not utilized on an individual company basis within 10 years were subject to recapture. The Tax Reform Bill as enacted accelerates this recapture period from 10 years to 5 years and effectively requires payment of taxes even if no benefit was obtained through the tax consolidation regime. Finally, significant modifications were also made to the rules for income taxes previously deferred on intercompany dividends, as well as to income taxes related to differences between consolidated and individual Mexican tax earnings and profits. Our estimated income tax impact of this new legislation at December 29, 2009 was approximately $3.6 million.

In March 2010, the Mexican tax authorities issued Miscellaneous Tax Resolutions (“MTRs”) to clarify various provisions included in the Tax Reform Bill related to recapture amounts for 2004 and prior years, including certain aspects of the recapture rules related to income tax loss carryforwards, intercompany dividends and differences between consolidated and individual Mexican tax earnings and profits. In December 2010, the Mexican tax authorities issued an additional MTR addressing tax year 2005 and subsequent periods. The MTRs issued in March 2010 and December 2010 eliminated the recapture tax on losses for which no tax benefit was received in consolidation and also clarified certain other aspects of the Tax Reform Bill originally enacted in December 2009. In addition to the above, the Company completed a reorganization of certain of its Mexican operations in the third quarter of 2010. The issuance of the MTRs described above and the reorganization of the Mexican operations resulted in a reversal of the originally accrued tax liability of approximately $3.9 million during the year ended December 28, 2010.

14. CLUB ACQUISITIONS, CLUB DISPOSITIONS, AND DISCONTINUED OPERATIONS

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

Land, property and equipment	$4,003
Inventory and other current assets	149
Deferred revenue and other liabilities	(171)
Total	$3,981

There was no gain or goodwill recorded on this purchase transaction.

Country Club of the South—On June 23, 2010, ClubCorp acquired Country Club of the South, a private golf club located in Georgia. ClubCorp purchased or assumed the following major categories of assets and liabilities in exchange for consideration of $7.4 million:

Property and equipment	$8,800
Inventory	132
Liabilities assumed	(270)
Total	$8,662

A bargain purchase gain of $1.2 million was recognized on this transaction in the year ended December 28, 2010 because the property had been bank owned by virtue of foreclosure prior to our acquisition.

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

Plaza Club-Hawaii, LTD.—On October, 6, 2009, we sold certain assets and liabilities of Plaza Club-Hawaii, LTD., a business, sports and alumni club, to an unrelated third party for $0.2 million, resulting in a pre-tax loss of $0.1 million.

Atascocita Country Club—On May 15, 2009, we sold certain assets of Atascocita Country Club, a golf and country club, to an unrelated third party for $1.1 million. Members of Atascocita were transferred to another Company property and therefore operations of this club are not classified as discontinued operations.

San Francisco Tennis Club, Inc.—On February 1, 2009, we sold the assets of San Francisco Tennis Club, Inc., a business, sports and alumni club, to WAC SFTC Holdings, LLC, an affiliate of KSL, resulting in a pre-tax loss of $0.1 million. We believe that the transaction was consummated on terms equivalent to those that would prevail in an arm’s-length transaction. The operations of the property have been reclassified to discontinued operations on the consolidated statement of operations for all periods presented in our financial statements.

We discontinued two business, sports and alumni clubs and one golf management contract for a $0.0 million loss in the year ended December 27, 2011.  We discontinued one business, sports and alumni club for no pre-tax gain or loss in the year ended December 28, 2010. We discontinued one additional business, sports and alumni club and two management contracts for no pre-tax gain or loss in the year ended December 29, 2009.

Discontinued Club Operations

Operations of the clubs that have been disposed were reclassified to discontinued operations on the consolidated statement of operations as follows for all periods presented:

	2011	2010	2009
Revenues	$1,606	$3,070	$6,840
Loss on disposals and impairment of assets, before taxes	$(38)	$(32)	$(506)
Loss from discontinued club operations, before taxes	$(445)	$(469)	$(1,193)

Discontinued Non-Core Entities

In connection with the ClubCorp Formation on November 30, 2010, CCI sold its Non-Core Entities to affiliates of KSL. No gain or loss was recognized as this was a transaction with entities under common control. The operations of the Non-Core Entities have been reclassified to discontinued Non-Core operations on the consolidated statement of operations as follows for all periods presented in our financial statements:

	2010	2009
Revenues	$93,124	$100,468
Loss from discontinued Non-Core Entities, before taxes	$(2,031)	$(18,331)
Assets of discontinued Non-Core Entities	$—	$289,376
Liabilities of discontinued Non-Core Entities	$—	$353,260

$9.6 million of goodwill was allocated to the Non-Core Entities and is included in Assets of Discontinued Non-Core Entities on the December 29, 2009 balance sheet. $31.1 million of deferred tax liabilities were included in Liabilities of Discontinued Non-Core Entities on the December 29, 2009 balance sheet. In addition $10.7 million and $12.1 million in depreciation expense related to Non-Core Entities has been included in income (loss) from discontinued Non-Core Entities in the statement of operations for the years ended December 28, 2010 and December 29, 2009, respectively.

15. SEGMENT AND GEOGRAPHIC INFORMATION

We currently have two reportable segments: (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information is reviewed regularly by the chief operating decision maker to evaluate performance and allocate resources. Our chief operating decision maker is the Chief Executive Officer.

Golf and country clubs operations consist of private country clubs, golf clubs and public golf facilities. Private country clubs provide at least one 18-hole golf course and various other recreational amenities that are open only to members and their guests. Golf clubs provide both private and public golf play and usually offer fewer other recreational amenities. Public golf facilities are open to the public and generally provide the same services as golf clubs.

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

In 2011 we changed the income measure used to evaluate segment performance and allocate resources to more closely align reporting with the measure used for calculating the Company’s compliance with debt covenants.  Amounts for fiscal years 2010 and 2009 have been recast to conform to the current management view.

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, loss on disposal and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants.  The additional items that are adjusted to determine Segment EBITDA are:

•                  translation gains and losses are excluded;

•                  proceeds from business interruption insurance are excluded;

•                  severance payments are excluded;

•                  expenses related to accruals for unclaimed property settlements are excluded;

•                  fees and expenses paid to an affiliate of KSL are excluded;

•                  acquisition costs are excluded;

•                  amortization of step-up in certain equity method investments is excluded;

•                  expenses related to the ClubCorp Formation are excluded;

•                  expenses related to adjustments in accruals for certain environmental compliance obligations incurred prior to 2011 are excluded;

•                  expenses related to adjustments in accruals for certain property tax increases prior to 2011 are excluded;

•                  expenses related to an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 related to the acquisition and development of a golf course property are excluded;

•                  expenses accrued under a long term incentive compensation plan are excluded;

•                  certain other incidental expenses are excluded.

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

The table below shows summarized financial information by segment for continuing operations for the years ended December 27, 2011, December 28, 2010 and December 29, 2009:

	2011	2010	2009
Golf and Country Clubs
Revenues	$551,144	$523,594	$526,119
Segment EBITDA	151,781	142,795	146,805
Total Assets	1,241,671	1,241,283
Capital Expenditures	48,326	28,372	28,531
Business, Sports and Alumni Clubs
Revenues	$176,863	$173,064	$180,994
Segment EBITDA	33,513	30,273	35,779
Total Assets	90,339	103,961
Capital Expenditures	10,564	16,709	4,285
Other
Revenues	$4,982	$4,833	$7,371
Segment EBITDA	(30,058)	(27,643)	(25,369)
Total Assets	400,464	427,754
Capital Expenditures	4,253	6,329	2,420
Elimination of intersegment revenues	$(7,246)	$(7,779)	$(8,274)
Consolidated
Revenues	$725,743	$693,712	$706,210
Segment EBITDA	155,236	145,425	157,215
Total Assets	1,732,474	1,772,998
Capital Expenditures	63,143	51,410	35,236

The following table presents revenue and long-lived assets by geographical region, excluding financial instruments. Foreign operations are primarily located in Mexico.

	2011	2010	2009
Revenues
United States	$718,417	$685,778	$698,210
All Foreign	7,326	7,934	8,000
Total	$725,743	$693,712	$706,210

	2011	2010
Long-Lived Assets
United States	$1,550,733	$1,572,328
All Foreign	25,409	28,084
Total	$1,576,142	$1,600,412

The table below provides a reconciliation of our Segment EBITDA to loss before income taxes and discontinued operations for the years ended December 27, 2011, December 28, 2010 and December 29, 2009.

	2011	2010	2009
Total Segment EBITDA	$155,236	$145,425	$157,215
Interest and investment income	138	714	2,684
Interest expense and change in fair value of interest rate cap agreements	(83,847)	(60,541)	(55,593)
Loss on disposals, acquisitions and impairment of assets	(10,861)	(3,886)	(18,313)
Gain on extinguishment of debt	—	334,423	—
Depreciation and amortization	(93,578)	(92,295)	(98,333)
Translation (loss) gain	(554)	(146)	118
Business interruption insurance	—	—	816
Severance payments	(431)	(529)	(1,698)
Unclaimed property accrual	—	—	(3,024)
Fees and expenses paid to an affiliate of KSL	(1,255)	(1,150)	(1,135)
Acquisition costs	(1,629)	—	—
Amortization of step-up in certain equity method investments	(2,048)	(2,048)	(2,045)
ClubCorp Formation costs	(2,087)	(752)	—
Environmental compliance costs	(454)	—	(319)
Property tax increases prior to 2011	(2,655)	—	—
Arbitration award	(3,968)	—	—
Long term incentive compensation plan	(1,661)	—	—
Other	(662)	24	(439)
Net (loss) income before income taxes and discontinued operations	$(50,316)	$319,239	$(20,066)

16. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of December 27, 2011, we had capital commitments of $5.4 million at certain of our country clubs.

We currently have multiple sales and use tax audits in progress. Management believes the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated financial statements.

We are currently undergoing an audit related to unclaimed property. Management believes the potential for a liability related to the outcome of these audits may exist and has recorded a $3.0 million loss as an estimate of such liability in our 2009 consolidated statement of operations.  The $3.0 million estimate is included in accrued expenses on the consolidated balance sheet as of December 27, 2011.

We are subject to certain pending or threatened litigation and other claims that arise in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, after review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated financial statements.  During the year ended December 27, 2011, the Company paid $4.0 million for an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property.

We guarantee principal amounts on loans made by a third party to purchasers of certain real estate interests in case of default. These loans have a remaining term averaging one to three years. The total principal amount outstanding on these loans as of December 27, 2011 is $0.6 million. ClubCorp is indemnified by affiliates of KSL from losses on these guarantees in the event of default and the fair value of the guarantees is immaterial.

We are contingently liable for certain pension funding liabilities associated with one of the resorts we sold in connection with the ClubCorp Formation. As of December 27, 2011, the unfunded obligation for such plan was approximately $10.1 million and no claims have been made against ClubCorp for funding.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As described in Note 11, in November 2010, we issued $415.0 million of Senior Unsecured Notes. The notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries, each of which is one hundred percent owned by ClubCorp. The notes are not guaranteed by Non-Guarantor Subsidiaries.

Set forth below is the condensed consolidating financial information presenting the results of operations, financial position, and cash flows of ClubCorp Club Operations, Inc., the Guarantor Subsidiaries on a consolidated basis, and the Non-Guarantor Subsidiaries on a consolidated basis, along with the eliminations necessary to arrive at the information for ClubCorp on a consolidated basis.

Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among ClubCorp Club Operations, Inc., the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. For this presentation, investments in subsidiaries are accounted for using the equity method of accounting. As described in Note 1, ClubCorp was formed in 2010 and is therefore excluded from consolidating financial statements of 2009.

Consolidating Statements of Operations

For the Year Ended December 27, 2011

		Guarantor	NonGuarantor	Consolidating
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Club operations	$—	$477,594	$41,930	$(1,718)	$517,806
Food and beverage	—	191,558	13,205	—	204,763
Other revenues	—	4,356	76	(1,258)	3,174
Total revenues	—	673,508	55,211	(2,976)	725,743

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	437,988	37,793	(2,976)	472,805
Cost of food and beverage sales exclusive of depreciation	—	60,302	4,270	—	64,572
Depreciation and amortization	—	87,743	5,835	—	93,578
Provision for doubtful accounts	—	3,144	241	—	3,385
Loss on disposals of assets	—	9,420	168	—	9,588
Impairment of assets	—	1,273	—	—	1,273
Equity in earnings from unconsolidated ventures	—	(1,487)	—	—	(1,487)
Selling, general and administrative	—	52,382	—	—	52,382
OPERATING INCOME	—	22,743	6,904	—	29,647

Interest and investment income	55,611	303	12	(55,788)	138
Interest expense	(62,949)	(69,368)	(7,181)	55,788	(83,710)
Change in fair value of interest rate cap agreements	(137)	—	—	—	(137)
Other income	—	3,746	—	—	3,746

LOSS BEFORE INCOME TAXES	(7,475)	(42,576)	(265)	—	(50,316)
INCOME TAX BENEFIT	2,799	9,429	3,788	—	16,016
(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,676)	(33,147)	3,523	—	(34,300)
Loss from discontinued operations, net of tax	—	(98)	(500)	—	(598)
Equity in net loss of subsidiaries	(30,797)	—	—	30,797	—
NET (LOSS) INCOME	(35,473)	(33,245)	3,023	30,797	(34,898)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(259)	(316)	—	(575)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(35,473)	$(33,504)	$2,707	$30,797	$(35,473)

Consolidating Statements of Operations

For the Year Ended December 28, 2010

		Guarantor	NonGuarantor	Consolidating
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Club operations	$—	$463,287	$38,463	$(1,622)	$500,128
Food and beverage	—	179,753	10,949	—	190,702
Other revenues	—	4,705	32	(1,855)	2,882
Total revenues	—	647,745	49,444	(3,477)	693,712

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	425,354	34,050	(3,477)	455,927
Cost of food and beverage sales exclusive of depreciation	—	56,578	3,462	—	60,040
Depreciation and amortization	—	86,904	5,391	—	92,295
Provision for doubtful accounts	—	3,237	(24)	—	3,213
Gain on disposals and acquisitions of assets	—	(1,037)	(4,320)	—	(5,357)
Impairment of assets	—	9,243	—	—	9,243
Equity in earnings from unconsolidated ventures	—	(1,309)	—	—	(1,309)
Selling, general and administrative	—	38,946	—	—	38,946
OPERATING INCOME	—	29,829	10,885	—	40,714

Interest and investment income	4,278	2,177	28	(5,769)	714
Interest expense	(4,969)	(49,042)	(8,770)	5,769	(57,012)
Change in fair value of interest rate cap agreements	(70)	(3,459)	—	—	(3,529)
Gain on extinguishment of debt	—	334,423	—	—	334,423
Other income	—	3,929	—	—	3,929

(LOSS) INCOME BEFORE INCOME TAXES	(761)	317,857	2,143	—	319,239
INCOME TAX BENEFIT (EXPENSE)	267	(54,923)	(2,640)	—	(57,296)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(494)	262,934	(497)	—	261,943
Loss from discontinued Non-Core Entities, net of tax	—	—	(8,779)	—	(8,779)
Loss from discontinued operations, net of tax	—	(240)	(47)	—	(287)
Equity in net income (loss) of subsidiaries	254,991	—	—	(254,991)	—
NET INCOME (LOSS)	254,497	262,694	(9,323)	(254,991)	252,877
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	172	1,448	—	1,620
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$254,497	$262,866	$(7,875)	$(254,991)	$254,497

Consolidating Statements of Operations

For the Year Ended December 29, 2009

	Guarantor	NonGuarantor	Consolidating
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Club operations	$478,260	$37,121	$(1,741)	$513,640
Food and beverage	180,627	9,476	—	190,103
Other revenues	4,334	21	(1,888)	2,467
Total revenues	663,221	46,618	(3,629)	706,210

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	431,919	30,534	(3,629)	458,824
Cost of food and beverage sales exclusive of depreciation	57,518	3,035	—	60,553
Depreciation and amortization	93,149	5,184	—	98,333
Provision for doubtful accounts	4,392	398	—	4,790
Loss on disposals of assets	4,380	2,125	—	6,505
Impairment of assets	11,808	—	—	11,808
Equity in earnings from unconsolidated ventures	(706)	—	—	(706)
Selling, general and administrative	39,266	—	—	39,266
OPERATING INCOME	21,495	5,342	—	26,837

Interest and investment income	5,217	130	(2,663)	2,684
Interest expense	(50,535)	(10,345)	2,663	(58,217)
Change in fair value of interest rate cap agreements	2,624	—	—	2,624
Other income	6,006	—	—	6,006

LOSS BEFORE INCOME TAXES	(15,193)	(4,873)	—	(20,066)
INCOME TAX BENEFIT (EXPENSE)	3,091	(2,174)	—	917
LOSS FROM CONTINUING OPERATIONS	(12,102)	(7,047)	—	(19,149)
Loss from discontinued Non-Core Entities, net of tax	—	(11,487)	—	(11,487)
Loss from discontinued operations, net of tax	(79)	(789)	—	(868)
Equity in net loss of subsidiaries	(16,574)	—	16,574	—
NET LOSS	(28,755)	(19,323)	16,574	(31,504)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	17	2,749	—	2,766
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(28,738)	$(16,574)	$16,574	$(28,738)

Consolidating Balance Sheet

As of December 27, 2011

		Guarantor	NonGuarantor	Consolidating
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$43,751	$6,566	$—	$50,317
Restricted cash	—	—	—	—	—
Receivables, net of allowances	—	50,072	2,635	—	52,707
Inventories	—	13,212	1,451	—	14,663
Prepaids and other assets	—	7,908	3,421	—	11,329
Deferred tax assets	—	7,146	55	—	7,201
Total current assets	—	122,089	14,128	—	136,217
Investments	—	13,816	—	—	13,816
Property and equipment, net	—	1,119,025	125,781	—	1,244,806
Notes receivable, net of allowances	—	746	235	—	981
Goodwill	—	264,959	—	—	264,959
Intangibles, net	—	41,141	1,134	—	42,275
Investment in subsidiaries	241,538	—	—	(241,538)	—
Intercompany receivables	659,349	—	62,862	(722,211)	—
Other assets	14,083	14,977	360	—	29,420
TOTAL ASSETS	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	3,100	7,971	2,219	—	13,290
Membership deposits - current portion	—	41,479	28,391	—	69,870
Accounts payable	36	23,174	816	—	24,026
Accrued expenses	7,874	26,741	464	—	35,079
Accrued taxes	(216)	10,434	4,488	—	14,706
Other liabilities	—	49,343	3,456	—	52,799
Total current liabilities	10,794	159,142	39,834	—	209,770
Intercompany payables	—	653,162	69,049	(722,211)	—
Long-term debt	719,575	15,935	36,762	—	772,272
Membership deposits	—	152,116	51,426	—	203,542
Deferred tax liability	(2,584)	221,105	3,592	—	222,113
Other liabilities	—	121,061	5,307	—	126,368
Total liabilities	727,785	1,322,521	205,970	(722,211)	1,534,065
Commitments and contingencies (See Note 16)

EQUITY (DEFICIT)
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at December 27, 2011	1	—	—	—	1
Additional paid-in capital	213,310	233,347	—	(233,347)	213,310
Accumulated other comprehensive loss	(2,562)	(21)	(2,541)	2,562	(2,562)
Retained (deficit) earnings	(23,564)	14,463	(3,710)	(10,753)	(23,564)
Total stockholders’ equity:	187,185	247,789	(6,251)	(241,538)	187,185
Noncontrolling interests in consolidated subsidiaries	—	6,443	4,781	—	11,224
Total equity	187,185	254,232	(1,470)	(241,538)	198,409
TOTAL LIABILITIES AND EQUITY	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

Consolidating Balance Sheet

As of December 28, 2010

		Guarantor	NonGuarantor	Consolidating
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$51,994	$4,537	$—	$56,531
Restricted cash	—	525	—	—	525
Receivables, net of allowances	—	50,686	3,098	—	53,784
Inventories	—	13,976	1,654	—	15,630
Prepaids and other assets	—	10,255	4,787	—	15,042
Deferred tax assets	—	6,429	(51)	—	6,378
Total current assets	—	133,865	14,025	—	147,890
Investments	—	17,687	—	—	17,687
Property and equipment, net	—	1,110,514	129,173	—	1,239,687
Notes receivable, net of allowances	—	1,917	630	—	2,547
Goodwill (See Note 19)	—	264,959	—	—	264,959
Intangibles, net	—	61,796	1,467	—	63,263
Investment in subsidiaries	270,184	—	—	(270,184)	—
Intercompany receivables	666,327	—	63,174	(729,501)	—
Other assets	15,892	20,114	959	—	36,965
TOTAL ASSETS	$952,403	$1,610,852	$209,428	$(999,685)	$1,772,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	—	9,533	1,662	—	11,195
Membership deposits - current portion	—	32,384	21,262	—	53,646
Accounts payable	2,141	20,595	1,101	—	23,837
Accrued expenses	4,754	21,902	425	—	27,081
Accrued taxes	—	28,592	6,083	—	34,675
Other liabilities	—	50,280	3,426	—	53,706
Total current liabilities	6,895	163,286	33,959	—	204,140
Intercompany payables	—	654,664	74,837	(729,501)	—
Long-term debt	725,000	10,562	36,517	—	772,079
Membership deposits (See Note 19)	—	148,903	53,007	—	201,910
Deferred tax liability (See Note 19)	—	235,691	8,594	—	244,285
Other liabilities	—	114,776	4,651	—	119,427
Total liabilities	731,895	1,327,882	211,565	(729,501)	1,541,841
Commitments and contingencies (See Note 16)

EQUITY (DEFICIT)
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at December 28, 2010	1	—	—	—	1
Additional paid-in capital (See Note 19)	209,055	229,091	—	(229,091)	209,055
Accumulated other comprehensive loss (See Note 19)	(457)	(369)	(88)	457	(457)
Retained earnings (deficit) (See Note 19)	11,909	47,967	(6,417)	(41,550)	11,909
Total stockholders’ equity (deficit):	220,508	276,689	(6,505)	(270,184)	220,508
Noncontrolling interests in consolidated subsidiaries	—	6,281	4,368	—	10,649
Total equity (deficit)	220,508	282,970	(2,137)	(270,184)	231,157
TOTAL LIABILITIES AND EQUITY	$952,403	$1,610,852	$209,428	$(999,685)	$1,772,998

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 27, 2011

		Guarantor	NonGuarantor	Consolidating
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,485)	66,234	$10,925	$—	74,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(45,375)	(2,565)	—	(47,940)
Acquisitions	—	(22,756)	—	—	(22,756)
Proceeds from dispositions	—	339	212	—	551
Net change in restricted cash and capital reserve funds	—	(158)	(124)	—	(282)
Return of capital in equity investments	—	486	—	—	486
Net intercompany transactions	6,977	—	—	(6,977)	—
Net cash provided by (used in) investing activities	6,977	(67,464)	(2,477)	(6,977)	(69,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,325)	(8,901)	(1,658)	—	(12,884)
Debt issuance costs	(2,167)	—	(109)	—	(2,276)
Contributions from owners	—	3,197	—	—	3,197
Proceeds from new membership deposits	—	383	40	—	423
Repayments of membership deposits	—	(293)	(65)	—	(358)
Net intercompany transactions	—	(1,399)	(5,578)	6,977	—
Net cash used in financing activities	(4,492)	(7,013)	(7,370)	6,977	(11,898)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	951	—	951
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(8,243)	2,029	—	(6,214)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	51,994	4,537	—	56,531
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$43,751	$6,566	$—	$50,317

Cash and cash equivalents
Continuing operations	$—	$43,751	$6,566	$—	$50,317
Discontinued Non-Core Entities	$—	$—	$—	$—	$—

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 28, 2010

		Guarantor	NonGuarantor	Consolidating
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,625	125,286	$15,497	$—	148,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(41,302)	(1,557)	—	(42,859)
Acquisitions	—	—	(7,443)	—	(7,443)
Proceeds from dispositions	—	3,346	11	—	3,357
Proceeds from insurance	—	2,530	—	—	2,530
Net change in restricted cash and capital reserve funds	—	9,200	4,416	—	13,616
Net intercompany transactions	(976,126)	—	—	976,126	—
Proceeds from notes receivable	—	14,000		—	14,000
Net cash used in investing activities	(976,126)	(12,226)	(4,573)	976,126	(16,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(905,602)	(1,168)	—	(906,770)
Proceeds from new debt borrowings	725,000	1,071	4,000	—	730,071
Repayments of Revolver	—	(105,305)	—	—	(105,305)
Purchase of interest rate cap agreement	(208)	—	—	—	(208)
Sale of interest rate cap agreement	—	150	—	—	150
Debt issuance costs	(16,819)	—	—	—	(16,819)
Contribution from owners	260,528	—	—	—	260,528
Distribution to noncontrolling interests	—	—	(416)	—	(416)
Distribution to KSL affiliates attributable to the ClubCorp Formation	—	(110,537)	—	73,490	(37,047)
Net intercompany transactions		990,987	(14,861)	(976,126)	—
Change in membership deposits	—	1,325	155	—	1,480
Net cash provided by (used in) financing activities	968,501	(127,911)	(12,290)	(902,636)	(74,336)
CASH FLOWS FROM DISCONTINUED NON-CORE ENTITIES:
Net cash used in operating activities of discontinued Non-Core Entities	—	—	(7,951)	—	(7,951)
Net cash used in investing activities of discontinued Non-Core Entities	—	—	(6,614)	—	(6,614)
Net cash provided by (used in) financing activities of discontinued Non-Core Entities	—	—	14,169	(73,490)	(59,321)
Net cash used in discontinued Non-Core Entities	—	—	(396)	(73,490)	(73,886)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(820)	—	(820)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(14,851)	(2,582)	—	(17,433)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	—	66,845	7,119	—	73,964
CASH AND CASH EQUIVALENTS—END OF PERIOD	$—	$51,994	$4,537	$—	$56,531

Cash and cash equivalents
Continuing operations	$—	$51,994	$4,537	$—	$56,531
Discontinued Non-Core Entities	$—	$—	$—	$—	$—

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 29, 2009

	Guarantor	NonGuarantor	Consolidating
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$113,266	$10,968	$—	$124,234
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,383)	(1,999)	—	(32,382)
Proceeds from real estate ventures	—	1,000	—	1,000
Proceeds from dispositions	1,238	1,210	—	2,448
Proceeds from insurance	5,167	—	—	5,167
Net change in restricted cash and capital reserve funds	67	(4,416)	—	(4,349)
Proceeds from notes receivable	296	—	—	296
Net cash used in investing activities	(23,615)	(4,205)	—	(27,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(127,562)	(635)	—	(128,197)
Proceeds from new debt borrowings, less allocations to Non-Core Entities	11	—	—	11
Repayments of Revolver	(197)	—	—	(197)
Proceeds from Revolver borrowings	2,560	—	—	2,560
Sale of interest rate cap agreement	576	—	—	576
Distribution to owners	(90,364)	—	—	(90,364)
Distribution to noncontrolling interests	—	(588)	—	(588)
Intercompany transactions	(12,004)	(7,169)	19,173	—
Change in membership deposits	598	(287)	—	311
Net cash used in financing activities	(226,382)	(8,679)	19,173	(215,888)
CASH FLOWS FROM DISCONTINUED NON-CORE ENTITIES:
Net cash provided by operating activities of discontinued Non-Core Entities	—	15,749	—	15,749
Net cash used in investing activities of discontinued Non-Core Entities	—	(2,732)	—	(2,732)
Net cash used in financing activities of discontinued Non-Core Entities	—	(13,699)	(19,173)	(32,872)
Net cash used in discontinued Non-Core Entities	—	(682)	(19,173)	(19,855)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(1,074)	—	(1,074)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(136,731)	(3,672)	—	(140,403)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	203,576	10,791	—	214,367
CASH AND CASH EQUIVALENTS—END OF PERIOD	$66,845	$7,119	$—	$73,964

Cash and cash equivalents
Continuing operations	$66,845	$6,723	$—	$73,568
Discontinued Non-Core Entities	$—	$396	$—	$396

18. RELATED PARTY TRANSACTIONS

During 2009, we recorded a note receivable due in 2012 of $14.0 million from the sale of a business, sports and alumni club to an affiliate of KSL. See Note 14. The note was repaid in June 2010.  We realized $0.5 million and $1.0 million in interest related to this note in the years ended December 28, 2010 and December 29, 2009, respectively.

We have entered into a management agreement with an affiliate of KSL, pursuant to which we are provided financial and management consulting services in exchange for an annual fee of $1 million. In the event of a future financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. No such fee was required in connection with the ClubCorp Formation in 2010. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the years ended December 27, 2011, December 28, 2010 and December 29, 2009, we paid the affiliate of KSL approximately $1.0 million, $1.0 million and $1.0 million, respectively, in management fees.

In 2010, investment vehicles managed by affiliates of KSL contributed $260.5 million as equity capital to ClubCorp. We made a distribution to our owners of $90.3 million in 2009.

During the years ended December 27, 2011, December 28, 2010 and December 29, 2009, we paid $0.3 million, $0 and $0, respectively, to an affiliate of KSL for consulting services and private party events.  In addition, during the year ended December 27, 2011, we paid $0.9 million to Non-Core Entities for private party events.

As of December 27, 2011, we had receivables of $0.2 million for outstanding advances from golf and business club ventures in which we had an equity method investment. We recorded $0.6 million, $0.5 million and $2.9 million during the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively in management fees from these ventures.  As of December 27, 2011 and December 28, 2010, we had a receivable of $1.9 million and $1.8 million, respectively, for volume rebates from the supplier firm in which we have an equity method investment. See Note 5.

We have entered into arrangements whereby members of Barton Creek Resort & Spa, The Homestead, The Owners Club at Barton Creek, The Owners Club at The Homestead and Western Athletic Clubs, owned by affiliates of KSL, can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with the resorts and clubs whereby we agree to split the amount of the upgrade charges among such entities. During the years ended December 27, 2011, December 28, 2010 and December 29, 2009, we recognized and collected $0.2 million, $0.4 million and $0.2 million, respectively, in revenue associated with these arrangements.

Transactions with related parties prior to and during the ClubCorp Formation are described in Note 1, 2 and 14.

19. ERROR CORRECTION

Subsequent to filing our Form 10-Q for the quarterly period ended September 6, 2011, the Company identified the following prior period errors:

•                  In connection with the sale of its Non-Core Entities to affiliates of KSL on November 30, 2010,  the Company did not properly remove $2.1 million of accumulated other comprehensive income related to the additional minimum pension liability from one of the Non-Core Entities. The correction of this error results in adjustments to additional paid in capital and accumulated other comprehensive loss.

•                  The Company identified errors in the data used to estimate the fair value of its membership deposit liability used in the allocation of the purchase price at its acquisition on December 26, 2006 by affiliates of KSL, resulting in the overstatement of its membership deposit liability. The correction of this error results in adjustments to goodwill and deferred taxes at the acquisition date. Accordingly, interest on the membership deposit liability was also overstated in subsequent years. To correct the errors in interest the Company has recorded the cumulative amount from acquisition net of tax through December 30, 2008, $0.7 million, as an adjustment to opening retained earnings. The effect of the error on the years ended December 28, 2010 and December 29, 2009, $1.1 million, was not material and has been recorded as an out-of period adjustment in the fourth quarter of 2011.  In addition, the Company also identified an error in the amortization of land improvements at three leased clubs. To correct the errors the Company has recorded the cumulative amount from acquisition net of tax through December 30, 2008, $0.6 million, as an adjustment to opening retained earnings.  The effect of the error on the years ended December 28, 2010 and December 29,2009, $0.6 million, was not material and has been recorded as an out-of-period adjustment in the fourth quarter of 2011.

The following table summarizes the effect of the adjustments on the Company’s previously issued consolidated financial statements as of December 30,2008, December 29, 2009 and as of and for the year ended December 28, 2010:

	As previously reported	Adjustments	As restated

Consolidated Balance Sheet
2010
Goodwill	$272,000	$(7,041)	$264,959
Property and equipment, net	1,240,577	(890)	1,239,687
Total assets	1,780,929	(7,931)	1,772,998

Membership deposits - current portion	51,704	1,942	53,646
Total current liabilities	202,198	1,942	204,140
Membership deposits	211,624	(9,714)	201,910
Deferred tax liability	244,572	(287)	244,285
Total liabilities	1,549,900	(8,059)	1,541,841

Additional paid-in capital	211,118	(2,063)	209,055
Accumulated other comprehensive loss	(2,520)	2,063	(457)
Retained (deficit) earnings	11,781	128	11,909
Total stockholders’ equity	220,380	128	220,508
Total equity	231,029	128	231,157
Total liabilities and equity	1,780,929	(7,931)	1,772,998

Consolidated Statements of Comprehensive Income (Loss) and Changes in Stockholders’ Equity (Deficit)
Balance, December 30, 2008, retained earnings	(124,284)	128	(124,156)
Balance, December 29, 2009, retained earnings	(242,716)	128	(242,588)
Distributions to KSL affiliates atttributable to the ClubCorp Formation from additional paid-in capital, 2010	(49,410)	(2,063)	(51,473)
Distributions to KSL affiliates atttributable to the ClubCorp Formation from comprehensive income (loss), 2010	881	2,063	2,944
Balances, December 28, 2010, additional paid-in capital	211,118	(2,063)	209,055
Balances, December 28, 2010, comprehensive income (loss)	(2,520)	2,063	(457)
Balances, December 28, 2010, retained earnings	11,781	128	11,909

We determined that the impact of these errors is not material to the previously issued consolidated financial statements.

20. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	For the sixteen weeks ended	For the twelve weeks ended
2011	December 27, 2011	September 6, 2011	June 14, 2011	March 22, 2011
Total revenues	$228,776	$174,648	$177,819	$144,500
Direct and selling, general and adminstrative expenses	222,339	168,397	163,104	142,256
Loss from continuing operations	(11,929)	(9,189)	(2,479)	(10,703)
Net loss	(12,383)	(9,198)	(2,461)	(10,856)
Net loss attributable to ClubCorp	(12,550)	(9,345)	(2,763)	(10,815)

	For the sixteen weeks ended	For the twelve weeks ended
2010	December 28, 2010	September 7, 2010	June 15, 2010	March 23, 2010
Total revenues	$215,751	$164,610	$172,780	$140,571
Direct and selling, general and adminstrative expenses	211,835	147,358	154,732	139,073
Income (loss) from continuing operations	259,160	7,701	4,123	(9,041)
Net income (loss)	257,663	8,698	927	(14,411)
Net income (loss) attributable to ClubCorp	253,885	8,614	1,959	(9,961)

During the sixteen weeks ended December 27, 2011, we adjusted direct and selling, general and administrative expenses and income (loss) from continuing operations, net income (loss) and net income (loss) attributable to ClubCorp for errors identified in prior periods as discussed in Note 19.  The following table summarizes the effect of these adjustments:

	As reported	Out of period amounts	Adjusted for out of period amounts
For the sixteen weeks ended December 27, 2011
Direct and selling, general and adminstrative expenses	$222,339	$(1,198)	$221,141
Income (loss) from continuing operations	(11,929)	(225)	(12,154)
Net income (loss)	(12,383)	(225)	(12,608)
Net income (loss) attributable to ClubCorp	(12,550)	(225)	(12,775)

In the sixteen weeks ended December 28, 2010, the Company recognized $334.4 million in gain on extinguishment of debt related to the ClubCorp Formation.  See Note 2.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Included in this Form 10-K are certifications of our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934.  This section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 27, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 27, 2011.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities Exchange Commission for newly public companies.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of March 15, 2012:

Name	Age	Position
Eric L. Affeldt	54	President, Chief Executive Officer and Director
Curtis D. McClellan	44	Chief Financial Officer and Treasurer
Mark A. Burnett	47	Executive Vice President of Golf & Country Clubs
David B. Woodyard	54	Executive Vice President of Business & Sports Clubs
James K. Walters	49	Executive Vice President of Sales & Revenue
Blake S. Walker	47	Chief Acquisitions and Development Officer
Daniel T. Tilley	49	Chief Information Officer and Executive Vice President
Ingrid J. Keiser	51	General Counsel, Secretary and Executive Vice President of People Strategy
Martin J. Newburger	39	Director
Eric C. Resnick	39	Director
Michael S. Shannon	53	Chairman of the Board
Steven S. Siegel	49	Director
Bryan J. Traficanti	40	Director

Eric L. Affeldt has served as our Chief Executive Officer since December 2006 and as a director since 2006. Prior to joining us, he served as a principal of KSL Capital Partners, LLC. Mr. Affeldt also previously served as president and chief executive officer of KSL Fairways Golf Corporation from January 1995 to June 1998, vice president and general manager of Doral Golf Resort and Spa in Miami and the combined PGA West and La Quinta Resort and Club in California from June 1998 to June 2000 and was a founding partner of KSL Recreation Corporation. In addition, Mr. Affeldt was president of General Aviation Holdings, Inc. from January 2000 to March 2005. He is currently a national vice president of the Muscular Dystrophy Association, a member of the World Presidents’ Organization, and also serves on the board of directors of Cedar Fair LP. He holds a B.A. in political science and religion from Claremont McKenna College. As a member of the Board of Directors, Mr. Affeldt contributes his knowledge of the resort and recreation industry, as well substantial experience developing corporate strategy and assessing emerging industry trends and business operations. Mr. Affeldt also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Curtis D. McClellan has served as our Chief Financial Officer and Treasurer since November 2008. Prior to that he served as vice president of finance and controller for FedEx Office and Print Services, Inc. from March 2003 to November 2008. Mr. McClellan has worked in a number of retail-oriented, multi-store companies, including Digital Generation Systems, Inc. from January 2002 to March 2003, GroceryWorks.com, LLC from May 2000 to December 2001, and Randall’s Food Markets, Inc. from March 1991 to May 2000. He currently serves on the board of managers for Avendra, LLC. Mr. McClellan holds a B.S in accounting from Abilene Christian University and is a licensed CPA.

Mark A. Burnett has served as our Executive Vice President of Golf & Country Clubs since December 2006. Prior to that he served as chief operating officer for American Golf Corporation from January 2000 to December 2004. Mr. Burnett previously served as president and chief executive officer from June 1998 to December 1999 and chief operating officer from September 1996 to June 1998 for KSL Fairways Golf Corporation, and as vice president of operations for Golf Enterprises, Inc. from January 1993 to August 1996. Mr. Burnett holds a B.S. in business management from Indiana University.

David B. Woodyard has served as our Executive Vice President of Business and Sports Clubs since February 2011 having previously served in the same role from May 2003 until August 2009 when he became the Executive Vice President of New Business Development. Mr. Woodyard joined us in 1983 and as served as a general manager of various business and sports clubs, a regional vice president, and as a senior vice president. Mr. Woodyard attended Ohio State University.

James K. Walters has served as our Executive Vice President Sales & Revenue since January 2010 and previously as Executive Vice President of Sales and Marketing from July 2008 to January 2010. Prior to joining us, Mr. Walters served as group president of hospitality and real estate for Kohler Company from May 2006 to July 2008. Mr. Walters also served as executive vice president of operations from August 2005 to January 2006, senior vice president of operations from March 2004 to August 2005, and senior vice president of sales from August 2000 to February 2004 for Wyndham International. Mr. Walters holds a B.S. in hotel administration from the University of New Hampshire, Whittemore School of Business.

Blake S. Walker has served as our Chief Acquisitions and Development Officer since January 2010. He previously served as a co-founder and partner of Pegasus Golf Partners, LLC from December 2002 to December 2009. Prior to that, he served as our vice president of new business from May 1999 to May 2000 and as our senior vice president of new business from June 2000 to November 2002. Mr. Walker’s past experience also includes serving as director of acquisitions at KSL Fairways Golf Corporation from October 1993 to May 1999. Mr. Walker holds a B.A. from Southern Methodist University and currently serves as an advisory board member at the Southern Methodist University Cox School of Business.

Daniel T. Tilley has served as our Chief Information Officer and Executive Vice President since May 2007. Prior to joining us, he served at BrightStar Golf Group, LLC, where he was a founding member of the management team and his roles included both chief information officer and chief financial officer from December 2004 to May 2007, as well as serving as a consultant from November 2003 to December 2004. Mr. Tilley’s past experience also includes serving as vice president of finance and chief information officer at Spectrum Clubs, Inc. from September 1999 to January 2003. He also served as chief information officer with both Cobblestone Golf Group, Inc. from April 1998 to June 1999 and KSL Fairways Golf Corporation from July 1993 to April 1998. Mr. Tilley holds a B.S. in computer science and mathematics from the University of Pittsburgh.

Ingrid J. Keiser has served as our General Counsel, Secretary, and Executive Vice President People Strategy since July 2008 and previously as chief legal officer from July 2007 to July 2008. Prior to that, Ms. Keiser served as an attorney at American Airlines from August 2004 to July 2007. She previously served as assistant general counsel and assistant secretary for Vail Resorts, Inc. from January 1997 to August 2004, and as senior counsel and secretary for Ralston Resorts, Inc. (formerly known as Keystone Resorts Management, Inc.) from May 1992 to January 1997 and as associate counsel from May 1989 to May 1992. She holds a J.D. from the University of Wisconsin Law School, and a B.A. in international relations from University of California at Davis.

Martin J. Newburger has served as a director since 2006. He is currently a principal at KSL Capital Partners, LLC. Prior to joining KSL, Mr. Newburger was a director at Citigroup, focusing on lodging and leisure investment banking clients, from 2005 to 2006. He was a director at Deutsche Bank, with a similar client focus, from 1998 to 2005. He also currently serves on the board of directors of Western Athletic Clubs, LLC. He holds a B.A. from the University of Pennsylvania. As a member of the Board of Directors, Mr. Newburger contributes his financial expertise gained from advising clients on various capital markets transactions. Mr. Newburger also brings his insight into the proper functioning of corporate boards of directors gained through his years with Western Athletic Clubs as well as his time advising corporate clients on mergers and acquisitions as an investment banker.

Eric C. Resnick has served as a director since 2006. He became a managing director of KSL Capital Partners, LLC upon its founding in 2005. Prior to that, he served as founder and chief financial officer of KSL Resorts from 2004 to 2005.  Mr. Resnick also previously served as chief financial officer of KSL Recreation Corporation from 2001 to 2004. His past career experience also includes serving at Vail Resorts, Inc. from 1996 to 2001, where his roles included vice president, strategic planning and investor relations and corporate treasurer, as well as serving as a consultant with McKinsey and Company. He also currently serves on the board of directors of Western Athletic Clubs, LLC, and parent companies of Orion Expedition Cruises, KSL Resorts and Squaw Valley. He holds a B.A. in mathematics and economics from Cornell University. As a member of the Board of Directors, Mr. Resnick contributes his financial expertise and draws on his years of experience in the resort and recreation industry. Mr. Resnick also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Michael S. Shannon has served as a director since 2006. He has served as a managing director of KSL Capital Partners, LLC since its founding in 2005. He previously served as co-founder and chief executive officer of KSL Resorts from 2004 to 2005, and served as founder, president and chief executive officer of KSL Recreation Corporation from 1992 to 2004. Prior to establishing KSL Recreation, he served as president and chief executive officer of Vail Associates, Inc. from 1986 to 1992. He also currently serves on the board of directors of parent companies of Orion Expedition Cruises and KSL Resorts, in addition to the board of directors of Safeway, Inc. He holds a Bachelor of Business Administration from the University of Wisconsin and a Master of Management in accounting and finance from Northwestern University’s Kellogg

School of Management. As a member of the Board of Directors, Mr. Shannon contributes his knowledge of the resort and recreation industry, as well substantial experience developing corporate strategy and assessing emerging industry trends and business operations. Mr. Shannon also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Steven S. Siegel has served as a director since 2006. He has served as a partner at KSL Capital Partners, LLC since 2005. Prior to that, he was a partner of Brownstein Hyatt & Farber, P.C. from 1995 to 2005, where he served as chair of the Corporate and Securities Department and as a member of the executive committee. From 1990 through 1995, he was with Kirkland & Ellis LLP, becoming a partner in 1993. He previously served as an associate with Cravath, Swaine & Moore from 1987 to 1990. In addition, he serves on the board of directors of the parent company of Orion Expedition Cruises. He holds a J.D. from the University of Chicago and a B.A. in Economics from the Wharton School of the University of Pennsylvania. As a member of the Board of Directors, Mr. Siegel contributes his legal expertise gained in his 18 years advising private equity and corporate clients on securities transactions and mergers and acquisitions. Mr. Siegel also brings his knowledge of travel and leisure companies from his years as a partner with KSL Capital Partners, LLC.

Bryan J. Traficanti was elected as a new director on March 22, 2012. Since 2006, he has served as a portfolio manager at KSL Capital Partners, LLC. Mr. Traficanti’s portfolio companies has included the Company since its acquisition by affiliates of KSL. Prior to that, he served as Vice President of Asset Management at Destination Hotels & Resorts from 2004 to 2006. From 2001 to 2004, Mr. Traficanti served as a Director of Finance for KSL Resorts, and from 1998 to 2001, he worked in Strategic Planning and Investor Relations at Vail Resorts. Prior to that, he served in public accounting at KPMG Peat Marwick from 1994 to 1998. He holds a Bachelors Degree from the State University of New York at Albany and is a Certified Public Accountant. As a member of the Board of Directors, Mr. Traficanti contributes his financial and accounting expertise and draws on his years of experience in the resort and recreation industry.

Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Board of Directors

Our board of directors currently consists of five members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and five directors are currently authorized.

Committees of the Board of Directors

Our board of directors has established an audit committee. Our audit committee is currently comprised of Messrs. Newburger, Siegel and Traficanti, each of whom is a non-employee member of our board of directors. Mr. Traficanti was recently appointed as the chairperson of our audit committee.

Compensation Committee Interlocks and Insider Participation

Our board of directors does not have a compensation committee. The board of directors has performed the functions of a typical compensation committee with input from our President and Chief Executive Officer, Mr. Affeldt, and our General Counsel, Secretary and Executive Vice President of People Strategy, Ms. Keiser. None of our executive officers has served as a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of our company.

Director Compensation

None of our directors, including our employee directors, received any compensation from us for service on the board of directors.

Director Independence

Our board of directors has determined that none of our directors qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by our board of directors for determining the independence of our directors. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all employees, executive officers and directors that addresses legal and ethical issues that may be encountered in carrying out their duties and responsibilities, including the requirement to report any conduct they believe to be a violation of the Code of Ethics. The Code of Ethics is available on the Corporate Governance page of our internet website, www.clubcorp.com. If we ever were to amend or waive any provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

For the fiscal year ended December 27, 2011, the following individuals were our Named Executive Officers, or NEOs: (i) our Chief Executive Officer, (ii) our Chief Financial Officer, (iii) the three other most highly compensated executive officers who were serving as executive officers on December 27, 2011.

•                  Eric L. Affeldt, President and Chief Executive Officer

•                  Curtis D. McClellan, Chief Financial Officer and Treasurer

•                  Mark A. Burnett, Executive Vice President of Golf & Country Clubs

•                  Blake S. Walker, Chief Acquisitions and Development Officer

•                  James K. Walters, Executive Vice President of Sales & Revenue

Overview of Compensation Policies and Objectives

As a privately-held company, we have not had a formal compensation committee and, instead, have been operating under the direction of our Board. The Board has performed the functions of a typical compensation committee, with input from our President and Chief Executive Officer (hereafter, “Chief Executive Officer”), Mr. Affeldt, and our General Counsel, Secretary and Executive Vice President of People Strategy, Ms. Keiser (hereafter, “EVP of People Strategy”). The Board has historically made and will continue to make compensation decisions in relation to the compensation of our NEOs, following consideration of recommendations from our Chief Executive Officer and EVP of People Strategy.

Our general compensation arrangements are guided by the following principles and business objectives:

•                  align the interests of our executive officers with our interests by tying both annual and long-term incentive compensation to financial and operations performance and, ultimately, to the creation of enterprise value;

•                  attract and retain high caliber executives and key personnel by offering total compensation that is competitive with that offered by similarly situated companies and rewards personal performance; and

•                  support business growth, financial results and the expansion of our network of clubs and facilities.

Historically, we have generally not used, and have not had the need to use, many of the more formal compensation practices and policies employed by publicly traded companies subject to the executive compensation disclosure rules of the Securities and Exchange Commission and Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Compensation Decision-Making

We have relied, and will continue to rely, on our judgment in making compensation decisions after reviewing our performance, including our short- and long-term strategies, current economic and market conditions, and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, the executive’s career with us, current compensation arrangements and long-term potential to enhance enterprise value. Our main objective in establishing compensation arrangements has been and will be to set criteria that are consistent with our business strategies. Generally, in evaluating performance, we have and will continue to review the following criteria:

•                  strategic goals and objectives;

•                  individual management objectives that relate to our strategies;

•                  achievement of specific operational goals of the executive officers, including the acquisition of strategic properties; and

•                  our overall financial performance.

Our executive compensation programs and policies have and will continue to depend on the position and responsibility of each NEO and will remain consistent with our objectives. However, we do not specifically weigh these goals and objectives in our assessment of executive compensation arrangements, and we may not rely on these goals exclusively in making compensation decisions.

Historically, we have offered a mix of guaranteed and performance-based compensation to our NEOs, and will in the future strive to achieve an appropriate mix between these two types of compensation, as well as an appropriate balance between cash and equity-based compensation. We did not and do not currently have formal policies relating to the allocation of total compensation among the various elements of compensation which we provide. Our current compensation structure is designed to be competitive with companies with whom we compete for executive talent and to be fair and equitable to us, our executives and our equity holders. We believe that our current compensation package matches the expectations of our executives, helps reward them for performance in the short-term and induces them to contribute to the creation of enterprise value over the long-term.

Role of our Chief Executive Officer in Compensation Decisions

All compensation decisions for our NEOs have been determined by our Board, with input from our Chief Executive Officer and our EVP of People Strategy. In this regard, our Chief Executive Officer will continue to consult with senior executives in all areas of our organization, review the performance of our NEOs and provide annual recommendations for individual management objectives and compensation levels for our NEOs to the Board. Our Chief Executive Officer’s compensation package is reviewed and approved by the Board after receiving input from him on his own compensation.

Compensation Strategies and Use of Peer Groups

We do not utilize consultants or specific peer groups in developing the compensation packages for our NEOs. Instead, executive compensation is determined by our Board using its own judgment, following input from our Chief Executive Officer and our EVP of People Strategy, as well as the experience of the Board members with compensation structures and programs in other companies with which they have been associated or on whose boards of directors they have served. Going forward, we may establish a compensation committee that will have the discretion to utilize consultants and/or benchmarking and peer group analyses in determining and developing compensation packages for our NEOs; however, we do not currently have plans to establish such a committee.

Elements of Our Executive Compensation Program

Historically, and for fiscal year 2011, our executive compensation program consisted of the following elements:

(1)                                 base salary;

(2)                                 annual discretionary and long-term cash bonuses;

(3)                                 equity-based awards;

(4)                                 severance payments and change of control protections; and

(5)                                 health and retirement benefits and perquisites, including relocation benefits and life insurance benefits.

Base Salary

The annual base salaries of our NEOs are set with the objective of attracting and retaining highly-qualified individuals for the relevant positions and rewarding individual performance. When negotiating salary levels in connection with hiring an NEO, and also when subsequently adjusting individual executive salary levels, we consider salary ranges for comparable positions at companies in our industry, the NEO’s responsibilities, experience, potential, and individual performance and contribution to our business; however, none of these factors are subject to any specific performance targets, nor given a specific weighting in the compensation decision-making process. We also consider other factors such as the unique skills of our NEOs, demand in the labor market and succession planning. We do not engage consultants to conduct any salary surveys or undertake any formal peer group analysis for purposes of determining the compensation of our NEOs.

For fiscal year ended December 27, 2011, the annual base salaries payable to our NEOs were as follows:

Eric L. Affeldt	$500,000
Curtis D. McClellan	$310,000
Mark A. Burnett	$350,000
Blake S. Walker	$300,000
James K. Walters	$300,000

Based on a review of our NEOs’ base salaries for fiscal year 2011, we decided to increase the annual base salary for Mr. McClellan from $280,000 to $310,000 effective as of January 26, 2011 and for Mr. Burnett from $325,000 to $350,000 effective as of January 12, 2011, based on the level of their responsibilities with us and consideration of the general compensation levels for similar positions within our industry. Our Chief Executive Officer’s salary prior to fiscal year 2011 reflected a voluntary five percent pay reduction which had been implemented during fiscal year 2009 in response to the difficult economic conditions experienced in our industry, as well as in the economy overall. Other than in respect of Messrs. McClellan and Burnett, no other salary increases for any of our NEOs were made in fiscal year 2011, except that Mr. Affeldt’s five percent salary reduction was eliminated effective December 29, 2010.

Annual Cash Bonuses

Each of our NEOs is eligible to earn an annual cash bonus up to an amount equal to a specified percentage of such executive officer’s salary (see “—Executive Employment Agreements,” below). Our overall financial performance generally determines what percentage, if any, of the annual target bonus will be paid out. In 2011, the Board established a formal bonus plan with a minimum Adjusted EBITDA threshold that must be attained before any bonuses may be paid. Even though the minimum pre-established Adjusted EBITDA threshold for fiscal year 2011 was attained, the Board determined in its sole discretion what bonus awards were to be paid under the program. Specifically, in 2012, discretionary bonuses in the amount of $70,000 were paid to each of Messrs. Affeldt, McClellan, Burnett and Walters for the fiscal year 2011. Additionally, Mr. Walker was paid discretionary bonuses of $100,000 and $25,000 for his role in and contribution to the acquisition of three country club properties in the Long Island area of New York and the acquisition of Canterwood Golf and Country Club in the Seattle, Washington area, respectively. Mr. Walker was also paid a discretionary bonus of $50,000 due to the first year performance of Country Club of the South which was acquired in fiscal year 2010.

The bonus potential for our NEOs for fiscal year 2012 remains unchanged from their bonus potential for fiscal year 2011. Although the Board intends to establish a minimum Adjusted EBITDA threshold that must be attained before any bonuses may be paid, our bonus program for our NEOs for fiscal year 2012 remains discretionary. Assuming the minimum pre-established Adjusted EBITDA threshold for fiscal year 2012 is established and attained, the Board will determine, in its sole discretion, what bonus awards, if any, will be paid under the program.

For purposes of the fiscal year 2011 and 2012 bonus programs, “Adjusted EBITDA” means earnings before interest, taxes, depreciation and amortization, but excluding certain items such as impairments and write-offs, changes in interest rate cap agreements, gains or losses due to discontinued or divested operations and non-recurring or other similar events. Such EBITDA target may be adjusted by the Board from time to time for unusual or non-recurring events.

Long-Term Incentive Plan

In fiscal year 2011, we adopted a long-term cash incentive plan (“LTIP”) pursuant to which participants, including our NEOs, are eligible to earn a cash award at the end of a three-year period, based on our achieving or exceeding a threshold Adjusted EBITDA performance goal for fiscal year 2013, which will be measured following the completion of fiscal year 2013, which Adjusted EBITDA performance goal is defined in a substantially similar manner as for our fiscal year 2011 and 2012 bonus programs, as discussed above.

Our NEOs are eligible to receive a maximum cash payment under the LTIP in the amounts set forth below based upon their position and base salary, subject to each executive’s continued employment with us on the date of payment of the cash award:

Named Executive Officer	Maximum Payout in FY 2014
Eric L. Affeldt	$700,000
Curtis D. McClellan	$310,000
Mark A. Burnett	$400,000
Blake S. Walker	$300,000
James K. Walters	$300,000

The actual payout, if any, will be determined by the Board in its sole discretion.

Equity-Based Awards

We believe that successful performance over the long term is aided by the use of equity-based awards which create an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business. To accomplish this goal, in 2007, the Management Profits Interest Program (“MPI”) was established under the terms of the Amended and Restated Limited Liability Company Agreement of Fillmore, as amended (the “LLC Agreement”), to provide our employees, including our executive officers, as well as our directors and consultants, with incentives to align their interests with the interests of our Sponsor, whose affiliates’ hold a majority interest in us.

Our NEOs were granted awards of Class B units under the MPI, which constituted grants of time-vesting non-voting profits interests in Fillmore that entitled them to participate in the appreciation in the value of Fillmore above an applicable threshold and to thereby share in our future profits. In addition, several of our NEOs who had received Class B units purchased a number of Class A units of Fillmore, which represent capital interests in Fillmore. The purchase price for these Class A units was paid by each such NEO partly in cash and partly with a full-recourse promissory note, all of which notes have been repaid or cancelled by January 2011. The promissory notes for Messrs. McClellan and Walters were cancelled on in January 2011, which resulted in cancellation of debt income. We issued payments of $11,883 to cover taxes on the cancellation of debt income and $5,093 as a tax gross-up on the amount of taxes to each of them.

The grant of equity-based awards to our NEOs in the form of profits interests is intended to encourage the creation of long-term value for our equity holders by helping to align the interests of our NEOs with those of our indirect equity holders and promote employee retention and ownership, all of which serve our overall compensation objectives. The amount of the equity-based awards granted to an NEO was determined by taking into consideration each NEO’s position and responsibilities, overall individual performance, and our strategic goals, financial condition and performance, although none of these factors were given any specific weighting.

The grants of time-vesting Class B unit awards were intended to incentivize our NEOs to drive long-term growth and value appreciation. Assuming an NEO remained employed on each applicable vesting date, all of the Class B units were scheduled to vest as to 40% on the two-year anniversary following the grant date, with the remainder of the award vesting in 20% increments on the following three anniversaries of the grant. As a result of arm’s length negotiations in connection with Messr. Affeldt’s overall compensation package at the time he commenced employment with us, Messr. Affeldt was also entitled to accelerated vesting of his respective Class B units in the event of an Approved Sale (as defined in “—Potential Payments Upon Termination or Change in Control” below) or total Disposition (as defined in “—Potential Payments Upon Termination or Change in Control” below) of KSL’s affiliates’ investment in us. Messr. Affeldt’s Class B units were fully vested as of December 27, 2011.

In connection with the ClubCorp Formation (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—ClubCorp Formation” included in this Form 10-K), Fillmore converted all of the outstanding Class B unit awards, including the Class B units held by our NEOs, into Class A units (the “Converted Units”) on the basis of an exchange ratio that took into account the number of Class B units granted, the applicable threshold value applicable to such units and the value of the distributions that the participant would have been entitled to receive had Fillmore been liquidated on November 30, 2010 in accordance with the terms of the distribution “waterfall” set forth in the LLC Agreement. In addition, any Converted Units that were not vested at the time of the conversion will continue to vest in accordance with the original vesting schedule applicable to such units. All Converted Units also continue to be subject to the terms and conditions of the LLC Agreement, as further amended and restated (the “Second Amended and Restated LLC Agreement”).

Fillmore adopted a new management profits interest program under the Second Amended and Restated LLC Agreement for our executive officers, employees, directors and consultants that is structured in a similar manner as the MPI described above. In April 2011, Fillmore issued awards of Class C units, which are time-vesting, non-voting profits interests in Fillmore that entitle our NEOs to participate in the appreciation in the value of Fillmore above an applicable threshold and to thereby share in Fillmore’s future profits, under the terms of the Second Amended and Restated LLC Agreement to our NEOs, among others, as listed in the table below:

Named Executive Officer	Number of Class C Units
Eric L. Affeldt	1,300
Curtis D. McClellan	675
Mark A. Burnett	800
Blake S. Walker	750
James K. Walters	675

The new Class C unit awards vest in four equal annual installments, with the first 25% installment vesting on December 31, 2011, and the remaining award vesting in equal installments of 25% on each of the following three anniversaries.

Severance and Change in Control Benefits

We do not have a formal severance policy and, as a general matter, do not provide contractual severance protections to our NEOs. However, we have from time to time agreed to provide contractual severance protections pursuant to arm’s-length negotiations of an executive officer’s employment arrangement with us. In general, severance payments and benefits are intended to ease the consequences of an unexpected or involuntary termination of employment within the first two years of employment and to give an executive an opportunity to find new employment. Typically, the severance benefit ranges from six months to two years of base salary if the executive is terminated by us without cause within the first two years of employment. Rights to severance expire following two years of employment as we expect that the executive will have fully transitioned into his or her new role such that severance protection will no longer be appropriate after the expiration of the two-year severance protection period.

In addition, we may also enter into severance agreements with a terminating executive from time to time which agreements have in the past provided for severance benefits consisting of continued payment of base salary and continued club membership privileges for a period of time following termination of employment.

We do not generally provide change of control benefits to our executives; however, if Messr. Walters’ Class B units have not fully vested at the time of an “Approved Sale” or Total “Disposition” (as such terms are defined in the Second Amended and Restated LLC Agreement) of KSL’s affiliates’ investment in us, other than by means of an initial public offering, then depending on the value of his vested Converted Units at such time, Messr. Walters may be entitled to severance equal to one year of his base salary and any earned bonus, whichever is greater.

Health Benefits

We offer group health insurance coverage to all of our full-time employees. Because our employees, including our executive officers, are not eligible to participate in our group health plans for the first six months of their employment, we generally provide any executive who commences employment with us with a lump sum payment (plus a tax gross-up) equal to the difference between what the executive would have paid for health benefits under our plans and the executives’ out-of-pocket costs for COBRA coverage under such executive’s former employer’s plan for a period of six months.

Retirement Benefits

We maintain a defined contribution pension plan, or the 401(k) Plan, for all full time employees with at least six months of service, including our NEOs. The 401(k) Plan provides that each participant may make pre-tax and post-tax contributions pursuant to certain restrictions; however, we do not provide any type of discretionary contribution or matching contribution.

We do not provide any non-qualified deferred compensation or defined benefit pension plans to any of our executive officers.

Perquisites

We typically compensate our executive officers in cash and equity rather than with perquisites, and do not view perquisites as a significant element of our total compensation structure. However, pursuant to our executive relocation policy, we typically reimburse executive officers who are required to relocate in connection with the commencement of their employment with us. We also reimbursed expenses incurred by Mr. Walters for commuting in 2011 from his primary residence in Wisconsin to our office in Dallas, Texas, including a tax gross-up on the amount of such expenses. In 2011, we provided payments to cover taxes on cancellation of debt income in connection with the cancellation of full-recourse promissory notes issued for Mr. McClellan’s and Mr. Walters’ purchase of Class A units (see “—Equity-Based Awards” above). In addition, we pay premiums pursuant to a life insurance policy on the life of Mr. Affeldt, which provides a death benefit to Mr. Affeldt’s beneficiaries in the amount of $2 million.

All of our employees, including our executive officers, are entitled to complimentary use of our club facilities and other company-owned properties, as well as discounts on various products and services sold or provided at our facilities. In addition, our executives may elect to activate a membership without payment of an initiation fee or monthly dues at a company-owned club of their choosing. Because we do not incur any additional expense in connection with the provision of membership privileges to our executives and because such membership privileges are not substantially different than the general use privileges extended to our employees, we do not consider either club membership or club use privileges to be a company-provided perquisite.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our NEOs for services provided to us during fiscal year 2011:

Name and Position	Year	Salary(1)	Bonus		Stock Awards(2)	All Other Compensation		Total
Eric L. Affeldt	2011	$490,865	$70,000	(3)	$—	$6,445	(5)	$567,310
Chief Executive Officer and President	2010	$447,945	$150,000		$—	$6,445		$604,390

Curtis D. McClellan	2011	$301,731	$70,000	(3)	$—	$16,976	(6)	$388,707
Chief Financial Officer and Treasurer	2010	$269,231	$65,000		$—	$—		$334,231

Mark A. Burnett,	2011	$342,308	$70,000	(3)	$—	$—		$412,308
Executive Vice President, Operations Golf & Country Club	2010	$312,500	$50,000		$—	$—		$362,500

Blake S. Walker,	2011	$294,231	$175,000	(4)	$—	$—		$469,231
Chief Acquisitions and Development Officer	2010	$288,462	$100,000		$—	$6,355		$394,817

James K. Walters,	2011	$294,231	$70,000	(3)	$—	$25,676	(7)	$389,907
Executive Vice President, Sales & Revenue	2010	$288,462	$25,000		$—	$—		$313,462

(1)                                 During fiscal year 2011, each of our NEOs was required to take a one week furlough without pay. The total salary earned for fiscal year 2011 represents for each of Messrs. Affeldt, McClellan, Burnett, Walker and Walters, a reduction of each of his fiscal year 2011 annual base salary of $500,000, $310,000, $350,000, $300,000 and $300,000, respectively, by one week of unpaid furlough.

(2)                                 Neither we nor Fillmore has historically recognized any charge for Class A, Class B or Class C unit awards in accordance with Financial Accounting Standards Board Accounting Codification Standards Topic 718 (“ASC Topic 718”). See Note 3 of the notes to our consolidated financial statements for fiscal year 2011 included in this Form 10-K for our accounting policy concerning equity-based awards.

(3)                                 Represents the discretionary bonus paid to each of Messrs. Affeldt, McClellan, Burnett and Walters in respect of fiscal year 2011.

(4)                                 Represents deal bonuses paid to Mr. Walker in connection with his role in and contribution to our acquisition of the three country club properties in the Long Island area of New York and Canterwood Golf and Country Club in the Seattle area of Washington and a discretionary bonus in connection with the first year performance of Country Club of the South, which was acquired in fiscal year 2010.

(5)                                 Represents payments of $4,740 as reimbursement for a premium paid by Mr. Affeldt pursuant to his life insurance policy and $1,705 as a tax gross-up on the amount of the premium.

(6)                                 Represents payments of $11,883 to cover taxes on cancellation of debt income in connection with the cancellation of full-recourse promissory notes issued for Mr. McClellan’s purchase of Class A units and $5,093 as a tax gross-up on the amount of taxes.

(7)                                 Represents the following payments: (i) $11,883 to cover taxes on cancellation of debt income in connection with the cancellation of full-recourse promissory notes issued for Mr. Walters’ purchase of Class A units; (ii) $5,093 as a tax gross-up on the amount of taxes described in clause (i); (iii) $6,033 as reimbursement of Mr. Walters’ expenses incurred in commuting from his primary residence in Wisconsin to our office in Dallas, Texas; and (iv) $2,667 as tax-gross-up on the amount of the commuting expenses described in clause (iii).

Grants of Plan-based Awards in 2011

The following table provides supplemental information relating to grants of plan-based awards made to our NEOs during fiscal year 2011.

		All Other Stock Awards:
Name	Grant Date	Number of Class C units (#)(1)(2)	Grant date fair value of stock and option awards ($)(3)
Eric L. Affeldt	April 11, 2011	1,300	$—
Curtis D. McClellan	April 11, 2011	675	$—
Mark A. Burnett	April 11, 2011	800	$—
Blake S. Walker	April 11, 2011	750	$—
James K. Walters	April 11, 2011	675	$—

(1)                                 All awards represent profits interests in Fillmore issued as Class C units.

(2)                                 Neither we nor Fillmore has granted options to any of our employees.

(3)                                 Neither we nor Fillmore has recognized any accounting expense in relation to the Class C unit awards under ASC Topic 718. See Note 3 of the notes to our consolidated financial statements for fiscal year 2011 included in this Form 10-K for our accounting policy concerning equity-based awards.

Outstanding Equity Awards at December 27, 2011

The following table provides information regarding outstanding equity awards held by our NEOs as of December 27, 2011.

	All Other Stock Awards
Name	Number of Class A units that have not vested (#)(1)	Fair value of Class A units that have not vested ($)(2)	Number of Class C units that have not vested (#)(3)	Fair value of Class C units that have not vested ($)(4)
Eric L. Affeldt	—	$—	1,300	$101,998.07
Curtis D. McClellan	50.91	$52,506.50	675	$52,960.54
Mark A. Burnett	—	$—	800	$62,768.04
Blake S. Walker	—	$—	750	$58,845.04
James K. Walters	50.91	$52,506.50	675	$52,960.54

(1)           Represents time-vesting Class A units granted.

(2)                                  The fair value of a Class A unit as of December 27, 2011 was $1,031.44.

(3)                                  Represents time-vesting Class C units granted.

(4)                                  The fair value of a Class C unit as of December 27, 2011 was $78.46.

Equity Awards Vested in 2011

The following table provides information regarding the vesting of Class A units during fiscal year 2011.

	Stock Awards
Name	Number of Class A units acquired on vesting (#)	Value realized ($)(1)
Eric L. Affeldt	786.57	$811,300.01
Curtis D. McClellan	25.45	$26,254.28
Mark A. Burnett	262.19	$270,433.34
Blake S. Walker	—	$—
James K. Walters	25.45	$26,254.28

(1)                                  Calculated on the basis of the fair value of a Class A unit as of December 27, 2011 of $1,031.44.

Executive Employment Agreements

Eric L. Affeldt

We entered into a new employment agreement with Mr. Affeldt, effective as of March 1, 2011, pursuant to which he continues to serve as our President and Chief Executive Officer, and as a member of our Board. Mr. Affeldt’s initial base salary was set at $500,000 (although Mr. Affeldt voluntarily took a five percent pay reduction to $475,000 as a result of the challenging economic environment during the fiscal years 2009 and 2010). Mr. Affeldt is eligible to earn a discretionary annual bonus of up to 100% of his current base salary.

Pursuant to the terms of the MPI, Mr. Affeldt was awarded 3,000 Class B units on February 25, 2007, which were fully vested as of December 27, 2011. In connection with the ClubCorp Formation, we converted Mr. Affeldt’s Class B units into Class A units. Mr. Affeldt also agreed to purchase 143.38 Class A units in 2007. As of December 27, 2011, Mr. Affeldt held a total of 4,076.22 Class A units.

On April 11, 2011, Mr. Affeldt was awarded 1,300 Class C units under the terms of the Second Amended and Restated LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested on December 31, 2011.

Prior to joining us as President and Chief Executive Officer, Mr. Affeldt was a principal in KSL Capital Partners, LLC, our Sponsor. Previously, Mr. Affeldt was compensated solely by a KSL affiliate, which compensation package included a pro-rata share in the carried interest payable to certain KSL affiliates on account of profits earned by the Sponsor from its affiliates’ investments in us, among other companies. Mr. Affeldt retained a portion of such total carried interest from such KSL’s affiliates’ investment, which interest remains subject to the same terms and conditions as if Mr. Affeldt had remained a principal in our Sponsor, except that continued vesting of the carried interest is subject to Mr. Affeldt’s continued employment with us.

Curtis D. McClellan

We entered into an employment agreement with Mr. McClellan, effective as of November 24, 2008, pursuant to which he commenced serving as our Chief Financial Officer and Treasurer. Mr. McClellan’s initial base salary was set at $280,000. Mr. McClellan was initially eligible to earn a discretionary annual bonus of up to 50% of his base salary, which percentage was increased to 70% in 2011.

Pursuant to the terms of the MPI, Mr. McClellan had received 500 Class B unit awards which vest over a five year period (commencing on November 15, 2008). In connection with the ClubCorp Formation, we converted Mr. McClellan’s Class B units into Class A units. Mr. McClellan also agreed to purchase 98.77 Class A units in 2009, which were financed in part through a full-recourse promissory note which was cancelled in January 2011. As of December 27, 2011, Mr. McClellan held a total of 226.03 Class A units (including 50.91 unvested units).

On April 11, 2011, Mr. McClellan was awarded 675 Class C units under the terms of the Second Amended and Restated LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested on December 31, 2011.

Mark A. Burnett

We entered into an employment agreement with Mr. Burnett, effective as of December 1, 2006, pursuant to which he commenced serving as our Executive Vice President of Golf and Country Club Operations. Mr. Burnett’s initial base salary was set at $300,000. Mr. Burnett is eligible to earn a discretionary annual bonus of up to 100% of his current base salary.

Pursuant to the terms of the MPI, Mr. Burnett had received 1,000 Class B unit awards, which were fully vested as of December 27, 2011. In connection with the ClubCorp Formation, we converted Mr. Burnett’s Class B units into Class A units. Mr. Burnett had also agreed to purchase 199.14 Class A units in 2007. As of December 27, 2011, Mr. Burnett held a total of 1,510.08 Class A units.

On April 11, 2011, Mr. Burnett was awarded 800 Class C units under the terms of the Second Amended and Restated LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested on December 31, 2011.

Blake S. Walker

We entered into an employment agreement with Mr. Walker, effective as of December 21, 2009, pursuant to which he commenced serving as our Chief Acquisitions and Development Officer. Mr. Walker’s initial base salary was set at $300,000 per year. Mr. Walker is eligible to earn a discretionary performance bonus based on his overall performance and on the successful acquisition of golf and country clubs and other assets.

Pursuant to the terms of the MPI, Mr. Walker had received 500 Class B unit awards which would have vested over a five year period. All of these Class B units were cancelled in connection with the ClubCorp Formation without being converted into Class A units due to the application of the exchange ratio in accordance with the terms of the distribution “waterfall” set forth in the LLC Agreement (see “—Equity-Based Awards” above).

On April 11, 2011, Mr. Walker was awarded 750 Class C units under the terms of the Second Amended and Restated LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested on December 31, 2011.

James K. Walters

We entered into an employment agreement with Mr. Walters, effective as of May 6, 2008, pursuant to which he commenced serving as our Executive Vice President of Sales & Marketing. Since January 2010, Mr. Walters has served as our Executive Vice President of Sales & Revenue. Mr. Walters’ initial base salary was set at $300,000. Mr. Walters is eligible to earn a discretionary annual bonus of up to 75% of his current base salary.

Pursuant to the terms of the MPI, Mr. Walters had received 500 Class B unit awards which vest over a five year period (commencing on July 9, 2008). In connection with the ClubCorp Formation, we converted Mr. Walters’ Class B units into Class A units. Mr. Walters also agreed to purchase 98.77 Class A units in 2009, which were financed in part through a full-recourse promissory note which was cancelled in January 2011. As of December 27, 2011, Mr. Walters held a total of 226.03 Class A units (including 50.91 unvested units).

On April 11, 2011, Mr. Walters was awarded 675 Class C units under the terms of the Second Amended and Restated LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested on December 31, 2011.

Each of our NEOs has executed our standard Confidentiality and Non-Solicitation Agreement, pursuant to which each NEO has agreed, among other things, to refrain, for a period of one year after termination of his employment, from recruiting or soliciting for hire any employee employed by us during the sixty-day period preceding his termination of employment.

2012 Stock Award Plan

On March 15, 2012, ClubCorp Holdings, Inc. (“Holdings”), one of our indirect parent companies, adopted the ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) to serve our objective to attract and retain key personnel and to provide a means for our employees, including our NEOs, as well as our directors and consultants, to acquire and maintain an interest in us, which interest may be measured by reference to the value of the common stock of Holdings.

The Stock Plan has a term of ten years after which no further awards may be granted, and provides for an aggregate amount of no more than 50,000 shares of common stock to be available for awards. The Board, or its delegate, will be authorized to award restricted stock unit awards, non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, stock bonus awards, dividend equivalents, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Although no awards have been granted under the Stock Plan, the Board, or its delegate, will have the authority to determine the terms and conditions of any agreements evidencing any awards granted under the Stock Plan, including the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised. Unless provided otherwise in the award agreement, restricted stock units will vest in four equal installments on each of the first four anniversaries of the grant date and the Board, or its delegate, may provide for the acceleration of the unvested units in the event of a Change of Control (as such term is defined in the Stock Plan). Unless provided otherwise in the award agreement, unvested units will be forfeited if the participant terminates employment or service during the period of time over which all or a portion of the units are to be earned.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

We are a wholly-owned subsidiary of Fillmore CCA Investment, LLC (“Fillmore”), which indirectly owns all of our issued and outstanding capital stock. All of Fillmore’s issued and outstanding equity interests are owned by Fillmore CCA Holdings I, LLC (“Fillmore LLC”) and certain members of our management. Fillmore LLC is owned by investment funds affiliated with KSL Capital Partners, LLC (“KSL”). KSL is able to control all actions by the board of directors of Fillmore by virtue of their being able to appoint a majority of such directors.

All of our issued and outstanding shares of capital stock have been pledged as collateral to the lenders under our secured credit facilities described in Note 11 of the notes to the audited consolidated financial statements included elsewhere herein. If we were to default on our secured credit facilities, the lenders could foreclose on these shares of our common stock, which would result in a change of control.

Beneficial ownership is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

The following table sets forth as of March 15, 2012 certain information regarding the beneficial ownership of the equity securities of Fillmore by each person who beneficially owns more than five percent of Fillmore’s equity interests, and by the directors and executive officers of us and Fillmore, individually, and by the directors and executive officers of us and Fillmore as a group. Unless otherwise specified, each beneficial owner has sole voting power and sole investment power over the LLC units indicated. Unless otherwise specified, the address of each beneficial owner is c/o ClubCorp Club Operations, Inc., 3030 LBJ Freeway, Suite 600, Dallas, Texas 75234.

	LLC Units Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
5% Unitholders
Affiliates of KSL(1)	425,756.01	97.76%
Directors and Executive Officers
Eric L. Affeldt	3,289.65	0.76%
Curtis D. McClellan	149.67	0.03%
Mark A. Burnett	1,247.89	0.29%
David B. Woodyard	518.47	0.12%
James K. Walters	149.67	0.03%
Blake S. Walker	—	0.00%
Daniel T. Tilley	259.24	0.06%
Ingrid J. Keiser	225.81	0.05%
Martin J. Newburger(1)	—	0.00%
Eric C. Resnick(1)	425,756.01	97.76%
Michael S. Shannon(1)	425,756.01	97.76%
Steven S. Siegel(1)	—	0.00%
Bryan J. Traficanti (1)	—	0.00%
All directors and officers as a group (11 individuals)	431,596.41	98.91%

(1)          100% of such units are owned by Fillmore CCA Holdings I, LLC. Fillmore CCA Holdings I, LLC is 5.066% owned by Fillmore CCA (Alternative), L.P., 9.234% owned by Fillmore CCA Supplemental TE (Alternative), L.P., 12.580% owned by Fillmore CCA TE (Alternative), L.P., 12.735% owned by Fillmore CCA TE-A (Alternative), L.P., 1.219% owned by KSL Capital Partners II FF, L.P., 6.688% owned by KSL Capital Partners Supplemental II, L.P., 5.914% owned by KSL CCA 2010 Co-Invest 2, L.P., 36.723% owned by KSL CCA 2010 Co-Invest, L.P., 3.690% owned by KSL CCA Co-Invest 2, L.P. and 6.151% owned by KSL CCA Co-Invest, L.P (collectively, the “KSL Investors”). KSL Capital Partners II GP, LLC is the sole general partner of Fillmore CCA (Alternative), L.P., Fillmore CCA TE (Alternative), L.P., Fillmore CCA TE-A (Alternative), L.P. and KSL Capital Partners II FF, L.P. KSL Capital Partners Supplemental II GP, LLC is the sole general partner of Fillmore CCA Supplemental TE (Alternative), L.P. and KSL Capital Partners Supplemental II, L.P. KSL Capital Partners II Co-Invest GP, LLC is the sole general partner of KSL CCA 2010 Co-Invest 2, L.P., KSL CCA 2010 Co-Invest, L.P., KSL CCA Co-Invest 2, L.P. and KSL CCA Co-Invest, L.P. The investment decisions of each of KSL Capital Partners II GP, LLC, KSL Capital Partners Supplemental II GP, LLC and KSL Capital Partners II Co-Invest GP, LLC (collectively, the “KSL General Partners,” and together with the KSL Investors, the “KSL Funds”) are made by its respective investment committee, which exercises voting and dispositive power over the units indirectly owned by the KSL General Partners. The investment committee of each of the KSL General Partners consists of Craig W. Henrich, Peter R. McDermott, Martin J. Newburger, Eric C. Resnick, Michael S. Shannon, Bernard N. Siegel, Steven S. Siegel and Richard A. Weissman. A decision of each investment committee is determined by the affirmative vote of a majority of the members of such committee, which majority must include Messrs. Shannon and Resnick. Messrs. Henrich, McDermott, Newburger, Resnick, Shannon, B. Siegel, S. Siegel and Weissman disclaim beneficial ownership of these units except to the extent of their individual pecuniary interest in these entities. The address for each KSL Fund and Messrs. Henrich, McDermott, Newburger, Resnick, Shannon, Siegel, Siegel and Weissman is c/o KSL Capital Partners, LLC, 100 Fillmore Street, Suite 600, Denver, Colorado 80206.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

We have entered into a management agreement with an affiliate of KSL, pursuant to which we are provided financial and management consulting services in exchange for an annual fee of $1 million. In the event of a future financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. No such fee was required in connection with the ClubCorp Formation in 2010. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. As of December 27, 2011, we have paid aggregate fees of $6.8 million pursuant to the management agreement since it was entered into.

Reciprocal Arrangements

We have entered into reciprocal arrangements whereby members of Barton Creek Resort & Spa, The Homestead, The Owners Club at Barton Creek, The Owners Club at The Homestead and Western Athletic Clubs, owned by affiliates of KSL, can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with these resorts and clubs whereby we agree to split the amount of the upgrade charges among such entities.

Offer Letters

We have entered into offer letters and other agreements containing compensation, termination and change of control provisions, among others, with certain of our executive officers.

Policies and Procedures for Review and Approval of Related Party Transactions

We have written policies governing conflicts of interest with our employees. In addition, we circulate director and executive officer questionnaires on an annual basis to identify potential conflicts of interest and related party transactions with such directors and officers. Although we do not have a formal process for approving related party transactions, our board of directors as a matter of practice has reviewed all of the transactions described under “Certain Relationships and Related Party Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of ClubCorps’ annual financial statements for each of fiscal 2011 and 2010, and fees billed for other services rendered by Deloitte & Touche LLP.

	2011		2010
	(in thousands)
Audit Fees	$1,800	(1)	$3,570	(2)
Tax Fees (3)	960		1,840

(1)          Audit Fees in fiscal 2011 consists principally of fees for the audit of our 2011 annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q for 2011 and audit services provided in connection with the filing of our Form S-4 in 2011.

(2)          Audit Fees in fiscal 2010 consists of fees for the audit of our 2010 annual financial statements as well as $1.3 million related to the audit of our 2009 annual financial statements.

(3)          Tax Fees consist principally of tax compliance and tax planning fees.

The Audit Committee has the sole authority to approve all audit engagement fees and terms and pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee may delegate to a designated member of the Audit Committee the authority to pre-approve non-audit services between Audit Committee meetings, which must be reported to the full Audit Committee at its next meeting. The services performed by Deloitte & Touche LLP in fiscal 2011 and 2010 were approved in accordance with the policies and procedures established by the Audit Committee.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. 1. Financial Statements

The following consolidated financial statements of the Company, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this 10-K:

Page
Audited Consolidated Financial Statements
Report of independent registered public accounting firm	58
Consolidated statements of operations for the years ended December 27, 2011, December 28, 2010 and December 29, 2009	59
Consolidated balance sheets as of December 27, 2011 and December 28, 2010	60
Consolidated statements of cash flows for the years ended December 27, 2011, December 28, 2010 and December 29, 2009	61
Consolidated statements of comprehensive income (loss) and changes in stockholders’ equity (deficit) for the years ended December 27, 2011, December 28, 2010 and December 29, 2009	62
Notes to consolidated financial statements	63

A. 2. Financial Statement Schedules

The information required by Schedule II — Valuation and Qualifying Accounts is provided in Notes 2 and 13 to the consolidated financial statements included elsewhere herein.

Other schedules are omitted because they are not required.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1(a)	Certificate of Incorporation of ClubCorp Club Operations, Inc. (Incorporated by reference to Exhibit 3.1(a) on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
3.1(b)	Bylaws of ClubCorp Club Operations, Inc. (Incorporated by reference to Exhibit 3.1(b) on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
4.1

Indenture, dated as of November 30, 2010, among ClubCorp Club Operations, Inc., the subsidiary guarantors named therein, and Wilmington Trust FSB, as trustee (Incorporated by reference to Exhibit 4.1 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

4.2	Form of 10% Senior Note due 2018 (Incorporated by reference to Exhibit 4.2 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
4.3

First Supplemental Indenture, dated as of September 22, 2011, among ClubCorp CGCC, Inc., ClubCorp Hartefeld, Inc., ClubCorp Ridge Club, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on September 23, 2011)

4.4

Second Supplemental Indenture, dated as of January 5, 2012, among CCFL, Inc., CCCA, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 9, 2012)

10.1

Offer letter dated as of March 1, 2011 between ClubCorp USA, Inc. and Eric L. Affeldt (Incorporated by reference to Exhibit 10.1 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †

10.2

Offer letter dated as of October 30, 2008 between ClubCorp USA, Inc. and Curtis D. McClellan (Incorporated by reference to Exhibit 10.2 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †

10.3

Offer letter dated as of December 4, 2006 between ClubCorp USA, Inc. and Mark A. Burnett (Incorporated by reference to Exhibit 10.3 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †

10.4

Offer letter dated as of December 21, 2009 between ClubCorp USA, Inc. and Blake S. Walker (Incorporated by reference to Exhibit 10.4 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †

10.5	Offer letter dated as of May 6, 2008 between ClubCorp USA, Inc. and James K. Walters
10.6	2011 Incentive Plan (Incorporated by reference to Exhibit 10.6 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †
10.7	Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †
10.8

Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.8 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

10.9

Guaranty and Security Agreement dated as of November 30, 2010 among ClubCorp Club Operations, Inc., each other Grantor from time to time party thereto and Citicorp North America, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.9 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

10.10

Form of Indemnification Agreement between ClubCorp Holdings, Inc. and its directors and officers (Incorporated by reference to Exhibit 10.10 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

10.11	ClubCorp Holdings, Inc. 2012 Stock Award Plan
10.12	Form of Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan
12	Statement of Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101

The following information from the Company’s Year End Report on Form 10-K for the year ended December 27, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated statements of operations as of December 27, 2011, December 28, 2010and December 29, 2009; (ii) Consolidated balance sheets as of December 27, 2011 and December 28, 2010; (iii) Consolidated statements of cash flows as of December 27, 2011, December 28, 2010and December 29, 2009; (iv) Consolidated statements of comprehensive income (loss) and stockholders’ equity (deficit) as of December 27, 2011, December 28, 2010and December 29, 2009 and (v) Notes to the consolidated financial statements.**

*                 Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**          Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†                  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBCORP CLUB OPERATIONS, INC.

Date: March 26, 2012	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)