Form 10-Q
period 2012-03-20
ClubCorp Club Operations, Inc.
filed 2012-04-26
CIK 1515382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 20, 2012.

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

The registrant’s shares of common stock are not traded on an exchange or in any public market.  As of March 20, 2012, the number of the shares outstanding of the registrant’s common stock was 1,000.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Twelve Weeks Ended March 20, 2012 and March 22, 2011

(In thousands of dollars)

	Twelve Weeks Ended
	March 20, 2012	March 22, 2011
REVENUES:
Club operations	$111,885	$107,670
Food and beverage	38,381	35,965
Other revenues	708	865
Total revenues	150,974	144,500

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	102,007	97,055
Cost of food and beverage sales exclusive of depreciation	13,000	12,269
Depreciation and amortization	18,730	21,152
Provision for doubtful accounts	745	849
(Gain) loss on disposals and acquisitions of assets	(621)	2,195
Equity in earnings from unconsolidated ventures	(319)	(259)
Selling, general and administrative	10,550	8,995
OPERATING INCOME	6,882	2,244

Interest and investment income	23	33
Interest expense	(19,933)	(19,975)
Change in fair value of interest rate cap agreements	(1)	(75)
Other income	865	861
LOSS BEFORE INCOME TAXES	(12,164)	(16,912)
INCOME TAX BENEFIT	2,690	6,201
LOSS FROM CONTINUING OPERATIONS	(9,474)	(10,711)
Loss from discontinued clubs, net of income tax benefit of $46 and $72 for the twelve weeks ended March 20, 2012 and March 22, 2011, respectively	(108)	(145)
NET LOSS	(9,582)	(10,856)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13	41
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(9,569)	$(10,815)

Foreign currency translation, net of tax	2,454	(179)
OTHER COMPREHENSIVE INCOME (LOSS)	2,454	(179)
NET LOSS	(9,582)	(10,856)
COMPREHENSIVE LOSS	(7,128)	(11,035)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13	41
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(7,115)	$(10,994)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of March 20, 2012 and December 27, 2011

(In thousands of dollars, except share and per share amounts)

	March 20, 2012	December 27, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,740	$50,317
Receivables, net of allowances of $3,150 and $3,586 at March 20, 2012 and December 27, 2011, respectively	49,674	52,707
Inventories	15,395	14,663
Prepaids and other assets	11,991	11,329
Deferred tax assets	7,201	7,201
Total current assets	153,001	136,217
Investments	14,135	13,816
Property and equipment, net (includes $9,976 and $10,167 related to VIEs at March 20, 2012 and and December 27, 2011, respectively)	1,238,937	1,244,806
Notes receivable, net of allowances of $370 and $373 at March 20, 2012 and December 27, 2011, respectively	1,728	981
Goodwill	264,959	264,959
Intangibles, net	39,995	42,275
Other assets	28,722	29,420
TOTAL ASSETS	$1,741,477	$1,732,474

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	13,020	13,290
Membership deposits - current portion	73,853	69,870
Accounts payable	19,716	24,026
Accrued expenses	41,908	35,079
Accrued taxes	20,249	14,706
Other liabilities	65,366	52,799
Total current liabilities	234,112	209,770
Long-term debt (includes $1,592 and $1,671 related to VIEs at March 20, 2012 and December 27, 2011, respectively)	770,970	772,272
Membership deposits	204,442	203,542
Deferred tax liability	215,013	222,113
Other liabilities	125,659	126,368
Total liabilities	1,550,196	1,534,065
Commitments and contingencies (See Note 13)

EQUITY (DEFICIT)

Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at March 20, 2012 and December 27, 2011	1	1
Additional paid-in capital	213,310	213,310
Accumulated other comprehensive loss	(108)	(2,562)
Retained deficit	(33,133)	(23,564)
Total stockholders’ equity	180,070	187,185
Noncontrolling interests in consolidated subsidiaries	11,211	11,224
Total equity	191,281	198,409
TOTAL LIABILITIES AND EQUITY	$1,741,477	$1,732,474

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twelve Weeks Ended March 20, 2012 and March 22, 2011

(In thousands of dollars)

	Twelve Weeks Ended
	March 20, 2012	March 22, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,582)	$(10,856)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	16,449	15,364
Amortization and depletion	2,281	5,848
Bad debt expense	773	857
Equity in earnings from unconsolidated ventures	(319)	(259)
Distribution from investment in unconsolidated ventures	—	1,524
(Gain) loss on disposals and acquisitions of assets	(528)	2,480
Amortization of debt issuance costs	457	559
Accretion of discount on member deposits	4,649	4,560
Amortization of surface rights bonus revenue	(865)	(865)
Amortization of above and below market rent intangibles	58	54
Deferred income tax benefit	(6,844)	(7,836)
Net change in fair value of interest rate cap agreements	1	75
Net change in prepaid expenses and other assets	(1,297)	3,155
Net change in receivables and membership notes	2,134	3,866
Net change in accounts payable and accrued liabilities	1,791	8,961
Net change in other current liabilities	18,856	371
Net change in long-term tax liabilities	776	(96)
Net change in other long-term liabilities	(2,120)	(1,736)
Net cash provided by operating activities	26,670	26,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,506)	(7,589)
Proceeds from dispositions	7	132
Proceeds from insurance	1,978	—
Net change in restricted cash and capital reserve funds	(105)	358
Net cash used in investing activities	(4,626)	(7,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,870)	(2,171)
Change in membership deposits	—	228
Proceeds from new membership deposits	243	—
Repayments of membership deposits	(97)	—
Net cash used in financing activities	(3,724)	(1,943)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	103	(821)
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,423	16,163
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	50,317	56,531
CASH AND CASH EQUIVALENTS - END OF PERIOD	$68,740	$72,694

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twelve Weeks Ended March 20, 2012 and March 22, 2011

(In thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - DECEMBER 28, 2010	$231,157	$1	$209,055	$(457)	$11,909	$10,649
Net loss	(10,856)	—	—	—	(10,815)	(41)
Other comprehensive loss	(179)	—	—	(179)	—	—
Comprehensive loss	(11,035)	—	—	(179)	(10,815)	(41)
BALANCE - MARCH 22, 2011	$220,122	$1	$209,055	$(636)	$1,094	$10,608

BALANCE - DECEMBER 27, 2011	$198,409	$1	$213,310	$(2,562)	$(23,564)	$11,224
Net loss	(9,582)	—	—	—	(9,569)	(13)
Other comprehensive income	2,454	—	—	2,454	—	—
Comprehensive (loss) income	(7,128)	—	—	2,454	(9,569)	(13)
BALANCE - MARCH 20, 2012	$191,281	$1	$213,310	$(108)	$(33,133)	$11,211

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated condensed financial statements reflect the consolidated operations of ClubCorp and its subsidiaries. The consolidated condensed financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity (deficit) in conformity with accounting principles generally accepted in the United States, or “GAAP”. All intercompany accounts have been eliminated.

The accompanying consolidated condensed financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ClubCorp Club Operations, Inc. for the year ended December 27, 2011.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ materially from such estimated amounts.

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

The majority of membership deposits sold is not refundable until a fixed number of years (generally 30) after the date of acceptance of a member. We recognize revenue related to deposits over the average expected life of an active membership. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership, which is six years for golf and country club memberships and four years for business, sports and alumni club memberships.  The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB released Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s. The update generally clarifies fair value measurement guidance and requires certain additional disclosures related to fair value.  The update also includes instances where a particular principle or requirement for measuring fair value has changed.  ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011.  We adopted this standard by including additional fair value disclosures.

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income.  The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements.  The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income, and total comprehensive income.  The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter.  ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this standard in the first quarter of 2012 by including other comprehensive income (loss) in our statement of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated variable interest entities (“VIEs”) include three managed golf course properties. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these VIEs is financed through a loan payable of $1.3 million collateralized by assets of the entity totaling $4.1 million as of March 20, 2012. The other VIEs are financed through advances from us. Outstanding advances as of March 20, 2012 total $3.1 million compared to recorded assets of $6.7 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated condensed balance sheets as of March 20, 2012 and December 27, 2011, net of intercompany amounts:

	March 20, 2012	December 27, 2011
Current assets	$791	$786
Fixed assets, net	9,976	10,167
Other assets	36	37
Total assets	$10,803	$10,990

Current liabilities	$1,017	$789
Long-term debt	1,592	1,671
Other liabilities	616	622
Noncontrolling interest	6,365	6,445
Company capital	1,213	1,463
Total liabilities and equity	$10,803	$10,990

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $10.8 million at March 20, 2012 and $11.0 million at December 27, 2011.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $2.0 million and $2.0 million at March 20, 2012 and December 27, 2011, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. The difference between the carrying value of the investments and our share of the equity reflected in the joint ventures’ financial statements at the time of the acquisition of the Company by KSL was allocated to intangible assets of the joint ventures and is being amortized over approximately 20 years beginning in 2007.

Additionally, we have one equity method investment of 10.2% of Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $11.6 million and $11.3 million at March 20, 2012 and December 27, 2011, respectively. Our share of earnings in the equity investment is included in equity in earnings in unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received volume rebates totaling $0.3 million and $0.8 million during the twelve weeks ended

March 20, 2012 and March 22, 2011, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007.  The value of these intangible assets was $9.6 million and $10.0 million at March 20, 2012 and December 27, 2011, respectively.

Significant financial information for the joint venture described in the paragraph above is as follows:

	March 20, 2012	December 27, 2011
	(unaudited)
Total assets	$89,133	$76,841
Total liabilities	$85,918	$78,238
Total equity	$3,215	$(1,397)

	Twelve Weeks Ended
	March 20, 2012	March 22, 2011
	(unaudited)
Total revenues	$19,283	$18,198
Net income	$7,257	$7,232

	Twelve Weeks Ended
	March 20, 2012	March 22, 2011

ClubCorp’s equity in net income, excluding amortization	$783	$737
Amortization	(463)	(463)
ClubCorp’s equity in net income	$320	$274

5. FAIR VALUE

FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1—unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2—inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3—inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC Topic 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument is categorized based upon the lowest level of input that is significant to the fair value calculation.  We recognize transfers between levels of the fair value hierarchy on the date of the change in circumstances that caused the transfer.

Derivative financial instruments are measured at fair value on a recurring basis. Derivative financial instruments include interest rate cap agreements. The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term assets and liabilities approximate their fair values as of March 20, 2012 and December 27, 2011. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

Derivative Financial Instruments—Derivative financial instruments are valued in the market based on prevailing market data and values are derived from well recognized financial principles and reasonable estimates about relevant future market conditions and certain counter-party credit risk. These inputs are classified as Level 2 in the hierarchy.

A reconciliation of beginning and ending balances of these derivatives is presented in Note 9.

6. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at March 20, 2012 and December 27, 2011:

	March 20, 2012	December 27, 2011

Land and land improvements	$852,457	$850,181
Buildings and recreational facilities	405,674	405,812
Machinery and equipment	156,124	153,507
Leasehold improvements	78,108	77,503
Furniture and fixtures	57,165	56,769
Construction in progress	4,151	1,999
	1,553,679	1,545,771
Accumulated depreciation and amortization	(314,742)	(300,965)
Total	$1,238,937	$1,244,806

No impairments were recorded during the twelve weeks ended March 20, 2012 or March 22, 2011.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at March 20, 2012 and December 27, 2011:

		March 20, 2012			December 27, 2011
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks		$25,210	$—	$25,210	$25,210	$—	$25,210
Liquor Licenses		4,017	—	4,017	4,017	—	4,017
Intangible assets with finite lives:
Membership Relationships	5-7 years	59,260	(49,028)	10,232	59,260	(46,846)	12,414
Management Contracts	2-9 years	2,321	(1,893)	428	2,321	(1,809)	512
Other	4-7 years	426	(318)	108	426	(304)	122
Total		$91,234	$(51,239)	$39,995	$91,234	$(48,959)	$42,275

Goodwill		$264,959	$—	$264,959	$264,959	$—	$264,959

Intangible asset amortization expense was $2.3 million and $5.8 million for the twelve weeks ended March 20, 2012 and March 22, 2011, respectively.  Liquor licenses are renewed annually and all renewal charges are expensed.

For each of the five years subsequent to 2011 and thereafter the amortization expense will be as follows (dollars in thousands):

Year	Amount

Remainder of 2012	$7,548
2013	2,855
2014	325
2015	40
2016	—
Thereafter	—
Total	$10,768

As of March 20, 2012, ClubCorp had allocated $113.1 million of goodwill to the golf and country club segment and $151.9 million of goodwill to the business, sports and alumni club segment.

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at March 20, 2012 and December 27, 2011:

	March 20, 2012	December 27, 2011
Accrued compensation	$16,252	$19,303
Accrued interest	17,107	8,017
Other accrued expenses	8,549	7,759
Total accrued expenses	$41,908	$35,079

Taxes payable	$19,803	$14,242
Taxes payable to Holdings	446	464
Total accrued taxes	$20,249	$14,706

Advance deposits from members	$18,781	$11,480
Prepaid dues	19,432	13,125
Deferred revenue - initiation deposits/fees	14,380	14,008
Insurance reserves	8,331	8,831
Advanced surface rights bonus payment	958	1,823
Other current liabilities	3,484	3,532
Total other current liabilities	$65,366	$52,799

Other long-term liabilities consist of the following at March 20, 2012 and December 27, 2011:

	March 20, 2012	December 27, 2011
Taxes Payable	$49,999	$48,966
Deferred membership revenues	42,219	43,427
Casualty insurance loss reserves - long term portion	10,552	10,539
Above market lease intangibles	2,694	2,998
Deferred rent	16,821	17,069
Other	3,374	3,369
Total other long-term liabilities	$125,659	$126,368

9. DEBT AND CAPITAL LEASES

Interest Rate Cap Agreements—In December 2010, in connection with the issuance of the secured credit facility with Citigroup (“Secured Credit Facilities”), we entered into an interest rate cap agreement that limits our exposure to increases in interest rates over certain amounts. The interest rate cap matures in December 2012 and limits the LIBOR rate to 3.0% on a notional amount of $155 million. The aggregate fair value of the interest rate cap agreement, as described in Note 5, is included in other assets on the consolidated condensed balance sheets.  The change in fair value of the interest rate cap agreement in the twelve weeks ended March 20, 2012 and March 22, 2011 is summarized below:

Fair value at December 28, 2010	$138
Loss included in earnings	(75)
Fair value at March 22, 2011	$63

Fair value at December 27, 2011	$1
Loss included in earnings	(1)
Fair value at March 20, 2012	$—

General Electric Capital Corporation—In July 2008, we entered into a new mortgage loan with General Electric Capital Corporation (“GECC”) for $32.0 million with an original maturity of July 2011. During the year ended December 27, 2011, we extended the term of the loan to July 2012.  We have the right to extend the term of the loan to July 2013 upon satisfaction of certain conditions of the loan agreement. As of March 20, 2012, we expect to meet the required conditions and intend to so extend the loan with GECC to July 2013. We have classified the loan as long-term debt on the consolidated balance sheet.

Long-term borrowings and lease commitments of the Company as of March 20, 2012 and December 27, 2011, are summarized below:

	March 20, 2012	December 27, 2011	Interest Rate	Maturity

Senior Unsecured Notes	$415,000	$415,000	10.00%	2018

Secured Credit Facilities
Term Loan	306,900	307,675	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5% (6.0% at March 20, 2012 and December 27, 2011)	2016

Revolving Notes ($50,000 capacity)	—	—	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5% (6.0% at March 20, 2012 and December 27, 2011)	2015
Mortgage Loans
General Electric Capital Corporation	31,534	31,733	3.25% + 30 day LIBOR (3.5% at March 20, 2012 and December 27, 2011)	2013

Atlantic Capital Bank	3,773	3,813	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5% (4.5% at March 20, 2012 and December 27, 2011)	2015

Other notes	3,728	4,010	5.75% - 8.00%	Various

	760,935	762,231
Capital leases	23,055	23,331
	783,990	785,562
Less current portion	13,020	13,290
	$770,970	$772,272

The amount of long-term debt maturing in each of the five years subsequent to 2011 and thereafter is as follows:

Year	Debt	Capital Leases	Total
Remainder of 2012	$3,406	$6,648	$10,054
2013	35,208	6,896	42,104
2014	2,747	5,240	7,987
2015	6,712	3,312	10,024
2016	295,570	959	296,529
Thereafter	417,292	—	417,292
Total	$760,935	$23,055	$783,990

Fair Value

Management classifies its debt obligations and estimated fair value as follows:

	March 20, 2012		December 27, 2011
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 1	$721,900	$742,475	$722,675	$701,692
Level 2	36,628	36,731	36,899	36,622
Level 3	2,407	2,407	2,657	2,657
Total	$760,935	$781,613	$762,231	$740,971

Management uses quoted prices in active markets to value debt obligations classified as Level 1.  Management uses quoted prices for similar liabilities to value debt obligations classified as Level 2.  Management uses adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3.  Fluctuations in these assumptions and valuations will result in different estimates of value.

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

The Company’s effective income tax rate for the twelve weeks ended March 20, 2012 and March 22, 2011 was 22.1% and 36.7%, respectively. For the twelve weeks ended March 20, 2012, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to state taxes and foreign income taxes.

As of March 20, 2012, there was an increase of $1.0 million to our liabilities related to interest for unrecognized tax benefits from December 27, 2011.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our annualized effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

11. CLUB DISPOSITIONS AND DISCONTINUED OPERATIONS

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

We did not discontinue any clubs in the twelve weeks ended March 20, 2012.  We discontinued one business, sports and alumni club during the twelve weeks ended March 22, 2011 for no loss.

Discontinued Club Operations

Operations of the clubs that have been disposed were reclassified to discontinued operations on the consolidated condensed statement of operations as follows for all periods presented:

	Twelve Weeks Ended
	March 20, 2012	March 22, 2011
Revenues	$—	$482
Loss on disposals and impairment of assets, before taxes	$(94)	$(153)
Loss from discontinued club operations, before taxes	$(154)	$(217)

12. SEGMENT INFORMATION

We currently have two reportable segments: (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information is reviewed regularly by the chief operating decision maker to evaluate performance and allocate resources. Our chief operating decision maker is the Chief Executive Officer.

Golf and country club operations consist of private country clubs, golf clubs and public golf facilities. Private country clubs provide at least one 18-hole golf course and various other recreational amenities that are open only to members and their guests. Golf clubs provide both private and public golf play and usually offer fewer other recreational amenities. Public golf facilities are open to the public and generally provide the same services as golf clubs.

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

In 2011 we changed the income measure used to evaluate segment performance and allocate resources to more closely align management reporting with the measure used for calculating the Company’s compliance with debt covenants.  Amounts for the twelve weeks ended March 22, 2011 have been recast to conform to the current management view.

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, gain or loss on disposal and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants.  The additional items that are adjusted to determine Segment EBITDA are:

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

•                  expenses related to the November 30, 2010 reorganization (“ClubCorp Formation”) are excluded;

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

Segment EBITDA for all periods presented has been calculated using this definition. Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on GAAP and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similar titled measures reported by other companies.

The table below shows summarized financial information by segment for continuing operations for the twelve weeks ended March 20, 2012 and March 22, 2011:

	Twelve Weeks Ended
	March 20, 2012	March 22, 2011
Golf and Country Clubs
Revenues	$114,244	$108,004
Segment EBITDA	29,533	27,588

Business, Sports and Alumni Clubs
Revenues	$38,344	$37,783
Segment EBITDA	5,829	4,864

Other
Revenues	$(66)	$414
Segment EBITDA	(7,980)	(6,105)

Elimination of intersegment revenues	$(1,548)	$(1,701)

Total
Revenues	$150,974	$144,500
Segment EBITDA	27,382	26,347

	As of
	March 20, 2012	December 27, 2011
Total Assets
Golf and Country Clubs	$1,243,907	$1,241,671
Business, Sports and Alumni Clubs	85,980	90,339
Other	411,590	400,464
Consolidated	$1,741,477	$1,732,474

The table below provides a reconciliation of our Segment EBITDA to loss before income taxes and discontinued operations for the twelve weeks ended March 20, 2012 and March 22, 2011:

	Twelve Weeks Ended
	March 20, 2012	March 22, 2011
Total Segment EBITDA	$27,382	$26,347
Interest and investment income	23	33
Interest expense and change in fair value of interest rate cap agreements	(19,934)	(20,050)
Gain (loss) on disposals, acquisitions and impairment of assets	621	(2,195)
Depreciation and amortization	(18,730)	(21,152)
Translation (loss) gain	(135)	1,138
Severance payments	(128)	(195)
Fees and expenses paid to an affiliate of KSL	(263)	(259)
Acquisition costs	(12)	—
Amortization of step-up in certain equity method investments	(473)	(473)
ClubCorp Formation costs	(74)	(52)
Long term incentive compensation plan	(383)	—
Other	(58)	(54)
Net loss before income taxes and discontinued operations	$(12,164)	$(16,912)

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of March 20, 2012, we had capital commitments of $6.6 million at certain of our country clubs.

We currently have sales and use tax audits and a federal tax audit of two foreign subsidiaries in progress. Management believes the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

We are currently undergoing an audit related to unclaimed property. Management believes the potential for a liability related to the outcome of these audits may exist and has recorded a $3.0 million loss as an estimate of such liability in our 2009 consolidated statement of operations.  The $3.0 million estimate is included in accrued expenses on the consolidated balance sheet as of March 20, 2012.

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

We guarantee principal amounts on loans made by a third party to purchasers of certain real estate interests in case of default. These loans have a remaining term averaging one to three years. The total principal amount outstanding on these loans as of March 20, 2012 is $0.5 million. ClubCorp is indemnified by affiliates of KSL from losses on these guarantees in the event of default and the fair value of the guarantees is immaterial.

We are contingently liable for certain pension funding liabilities associated with one of the resorts we sold in connection with the ClubCorp Formation. As of March 20, 2012, the unfunded obligation for such plan was approximately $9.1 million and no claims have been made against ClubCorp for funding.

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

Unaudited Consolidating Condensed Statements of Operations

For the Twelve Weeks Ended March 20, 2012

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$—	$102,606	$9,694	$(415)	$111,885
Food and beverage	—	36,097	2,284	—	38,381
Other revenues	—	992	—	(284)	708
Total revenues	—	139,695	11,978	(699)	150,974

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	94,907	7,799	(699)	102,007
Cost of food and beverage sales exclusive of depreciation	—	12,184	816	—	13,000
Depreciation and amortization	—	17,465	1,265	—	18,730
Provision for doubtful accounts	—	735	10	—	745
(Gain) loss on disposals of assets	—	(622)	1	—	(621)
Equity in earnings from unconsolidated ventures	—	(319)	—	—	(319)
Selling, general and administrative	—	10,550	—	—	10,550
OPERATING INCOME	—	4,795	2,087	—	6,882

Interest and investment income	12,833	229	3	(13,042)	23
Interest expense	(14,481)	(16,585)	(1,909)	13,042	(19,933)
Change in fair value of interest rate cap agreements	(1)	—	—	—	(1)
Other income	—	865	—	—	865

(LOSS) INCOME BEFORE INCOME TAXES	(1,649)	(10,696)	181	—	(12,164)
INCOME TAX BENEFIT (EXPENSE)	493	2,395	(198)	—	2,690
LOSS FROM CONTINUING OPERATIONS	(1,156)	(8,301)	(17)	—	(9,474)
Loss from discontinued operations, net of tax	—	(107)	(1)	—	(108)
Equity in net loss of subsidiaries	(8,413)	—	—	8,413	—
NET LOSS	(9,569)	(8,408)	(18)	8,413	(9,582)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	80	(67)	—	13
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(9,569)	$(8,328)	$(85)	$8,413	$(9,569)

Foreign currency translation, net of tax	—	—	2,454	—	2,454
Equity in other comprehensive income of subsidiaries	2,454	—	—	(2,454)	—
OTHER COMPREHENSIVE INCOME	2,454	—	2,454	(2,454)	2,454
NET LOSS	(9,569)	(8,408)	(18)	8,413	(9,582)
COMPREHENSIVE (LOSS) INCOME	(7,115)	(8,408)	2,436	5,959	(7,128)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	80	(67)	—	13
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(7,115)	$(8,328)	$2,369	$5,959	$(7,115)

Unaudited Consolidating Condensed Statements of Operations

For the Twelve Weeks Ended March 22, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
REVENUES:
Club operations	$—	$98,316	$9,751	$(397)	$107,670
Food and beverage	—	33,634	2,331	—	35,965
Other revenues	—	1,366	6	(507)	865
Total revenues	—	133,316	12,088	(904)	144,500

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	91,207	6,752	(904)	97,055
Cost of food and beverage sales exclusive of depreciation	—	11,491	778	—	12,269
Depreciation and amortization	—	19,778	1,374	—	21,152
Provision for doubtful accounts	—	804	45	—	849
Loss on disposals of assets	—	2,190	5	—	2,195
Impairment of assets	—	—	—	—	—
Equity in earnings from unconsolidated ventures	—	(259)	—	—	(259)
Selling, general and administrative	—	8,995	—	—	8,995
OPERATING (LOSS) INCOME	—	(890)	3,134	—	2,244

Interest and investment income (expense)	12,833	(126)	3	(12,677)	33
Interest expense	(14,804)	(16,742)	(1,106)	12,677	(19,975)
Change in fair value of interest rate cap agreements	(72)	(3)	—	—	(75)
Other income	—	861	—	—	861

(LOSS) INCOME BEFORE INCOME TAXES	(2,043)	(16,900)	2,031	—	(16,912)
INCOME TAX BENEFIT	670	5,456	75	—	6,201
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,373)	(11,444)	2,106	—	(10,711)
(Loss) income from discontinued operations, net of tax	—	(175)	30	—	(145)
Equity in net loss of subsidiaries	(9,442)	—	—	9,442	—
NET (LOSS) INCOME	(10,815)	(11,619)	2,136	9,442	(10,856)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	76	(35)	—	41
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(10,815)	$(11,543)	$2,101	$9,442	$(10,815)

Foreign currency translation, net of tax	—	—	(179)	—	(179)
Equity in other comprehensive loss of subsidiaries	(179)	—	—	179	—
OTHER COMPREHENSIVE LOSS	(179)	—	(179)	179	(179)
NET (LOSS) INCOME	(10,815)	(11,619)	2,136	9,442	(10,856)
COMPREHENSIVE (LOSS) INCOME	(10,994)	(11,619)	1,957	9,621	(11,035)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	76	(35)	—	41
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(10,994)	$(11,543)	$1,922	$9,621	$(10,994)

Unaudited Consolidating Condensed Balance Sheet

As of March 20, 2012

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$60,552	$8,188	$—	$68,740
Restricted cash	—	—	—	—	—
Receivables, net of allowances	—	46,790	2,884	—	49,674
Inventories	—	13,889	1,506	—	15,395
Prepaids and other assets	—	8,153	3,838	—	11,991
Deferred tax assets	—	7,146	55	—	7,201
Total current assets	—	136,530	16,471	—	153,001
Investments	—	14,135	—	—	14,135
Property and equipment, net	—	1,111,055	127,882	—	1,238,937
Notes receivable, net of allowances	—	1,450	278	—	1,728
Goodwill	—	264,959	—	—	264,959
Intangibles, net	—	38,953	1,042	—	39,995
Investment in subsidiaries	235,579	—	—	(235,579)	—
Intercompany receivables	666,452	—	62,769	(729,221)	—
Other assets	13,654	14,745	323	—	28,722
TOTAL ASSETS	$915,685	$1,581,827	$208,765	$(964,800)	$1,741,477

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	3,100	7,641	2,279	—	13,020
Membership deposits - current portion	—	43,705	30,148	—	73,853
Accounts payable	—	18,733	983	—	19,716
Accrued expenses	17,007	24,265	636	—	41,908
Accrued taxes	173	15,415	4,661	—	20,249
Other liabilities	—	60,179	5,187	—	65,366
Total current liabilities	20,280	169,938	43,894	—	234,112
Intercompany payables	—	661,620	67,601	(729,221)	—
Long-term debt	718,800	15,604	36,566	—	770,970
Membership deposits	—	153,483	50,959	—	204,442
Deferred tax liability	(3,465)	214,900	3,578	—	215,013
Other liabilities	—	120,456	5,203	—	125,659
Total liabilities	735,615	1,336,001	207,801	(729,221)	1,550,196
Commitments and contingencies (See Note 13)

EQUITY
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at March 20, 2012	1	—	—	—	1
Additional paid-in capital	213,310	233,347	—	(233,347)	213,310
Accumulated other comprehensive loss	(108)	(20)	(88)	108	(108)
Retained (deficit) earnings	(33,133)	6,135	(3,795)	(2,340)	(33,133)
Total stockholders’ equity (deficit):	180,070	239,462	(3,883)	(235,579)	180,070
Noncontrolling interests in consolidated subsidiaries	—	6,364	4,847	—	11,211
Total equity	180,070	245,826	964	(235,579)	191,281
TOTAL LIABILITIES AND EQUITY	$915,685	$1,581,827	$208,765	$(964,800)	$1,741,477

Unaudited Consolidating Condensed Balance Sheet

As of December 27, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$43,751	$6,566	$—	$50,317
Restricted cash	—	—	—	—	—
Receivables, net of allowances	—	50,072	2,635	—	52,707
Inventories	—	13,212	1,451	—	14,663
Prepaids and other assets	—	7,908	3,421	—	11,329
Deferred tax assets	—	7,146	55	—	7,201
Total current assets	—	122,089	14,128	—	136,217
Investments	—	13,816	—	—	13,816
Property and equipment, net	—	1,119,025	125,781	—	1,244,806
Notes receivable, net of allowances	—	746	235	—	981
Goodwill	—	264,959	—	—	264,959
Intangibles, net	—	41,141	1,134	—	42,275
Investment in subsidiaries	241,538	—	—	(241,538)	—
Intercompany receivables	659,349	—	62,862	(722,211)	—
Other assets	14,083	14,977	360	—	29,420
TOTAL ASSETS	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	3,100	7,971	2,219	—	13,290
Membership deposits - current portion	—	41,479	28,391	—	69,870
Accounts payable	36	23,174	816	—	24,026
Accrued expenses	7,874	26,741	464	—	35,079
Accrued taxes	(216)	10,434	4,488	—	14,706
Other liabilities	—	49,343	3,456	—	52,799
Total current liabilities	10,794	159,142	39,834	—	209,770
Intercompany payables	—	653,162	69,049	(722,211)	—
Long-term debt	719,575	15,935	36,762	—	772,272
Membership deposits	—	152,116	51,426	—	203,542
Deferred tax liability	(2,584)	221,105	3,592	—	222,113
Other liabilities	—	121,061	5,307	—	126,368
Total liabilities	727,785	1,322,521	205,970	(722,211)	1,534,065
Commitments and contingencies (See Note 13)

EQUITY (DEFICIT)
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at December 27, 2011	1	—	—	—	1
Additional paid-in capital	213,310	233,347	—	(233,347)	213,310
Accumulated other comprehensive loss	(2,562)	(21)	(2,541)	2,562	(2,562)
Retained (deficit) earnings	(23,564)	14,463	(3,710)	(10,753)	(23,564)
Total stockholders’ equity (deficit):	187,185	247,789	(6,251)	(241,538)	187,185
Noncontrolling interests in consolidated subsidiaries	—	6,443	4,781	—	11,224
Total equity (deficit)	187,185	254,232	(1,470)	(241,538)	198,409
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

Unaudited Consolidating Condensed Statements of Cash Flows

For the Twelve Weeks Ended March 20, 2012

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,876	14,917	$3,877	$—	26,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,138)	(368)	—	(6,506)
Proceeds from dispositions	—	7	—	—	7
Proceeds from insurance	—	1,978	—	—	1,978
Net change in restricted cash and capital reserve funds	—	(105)	—	—	(105)
Net intercompany transactions	(7,101)	—	—	7,101	—
Net cash used in investing activities	(7,101)	(4,258)	(368)	7,101	(4,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(775)	(2,511)	(584)	—	(3,870)
Proceeds from new membership deposits	—	226	17	—	243
Repayments of membership deposits	—	(33)	(64)	—	(97)
Net intercompany transactions	—	8,460	(1,359)	(7,101)	—
Net cash (used in) provided by financing activities	(775)	6,142	(1,990)	(7,101)	(3,724)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	103	—	103
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	16,801	1,622	—	18,423
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	43,751	6,566	—	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$60,552	$8,188	$—	$68,740

Unaudited Consolidating Condensed Statements of Cash Flows

For the Thirty-Six Weeks Ended March 22, 2011

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$10,358	10,071	$5,597	$—	26,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,605)	16	—	(7,589)
Proceeds from dispositions	—	112	20	—	132
Net change in restricted cash and capital reserve funds	—	358	—	—	358
Net intercompany transactions	(10,358)	—	—	10,358	—
Net cash (used in) provided by investing activities	(10,358)	(7,135)	36	10,358	(7,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(1,832)	(339)	—	(2,171)
Net intercompany transactions	—	12,882	(2,524)	(10,358)	—
Change in membership deposits	—	215	13	—	228
Net cash provided by (used in) financing activities	—	11,265	(2,850)	(10,358)	(1,943)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(821)	—	(821)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	14,201	1,962	—	16,163
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	—	51,994	4,537	—	56,531
CASH AND CASH EQUIVALENTS—END OF PERIOD	$—	$66,195	$6,499	—	$72,694

15. RELATED PARTY TRANSACTIONS

We have entered into a management agreement with an affiliate of KSL, pursuant to which we are provided financial and management consulting services in exchange for an annual fee of $1 million. In the event of a future financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the twelve weeks ended March 20, 2012 and March 22, 2011, we paid the affiliate of KSL approximately $0.3 million and $0.3 million, respectively, in management fees.

During the twelve weeks ended March 20, 2012 and March 22, 2011, we paid $0.2 and $0.1 million, respectively, to affiliates of KSL for consulting services and private party events.  In addition, during the twelve weeks ended March 20, 2012, we received $0.1 million from an affiliate of KSL for taxes paid on their behalf.

As of March 20, 2012 and December 27, 2011, we had receivables of $0.2 million and $0.2 million, respectively, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.1 million in the twelve weeks ended March 20, 2012 and March 22, 2011, respectively, in management fees from these ventures. As of March 20, 2012 and December 27, 2011, we had a receivable of $2.2 million and $1.9 million, respectively, for volume rebates from the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. During the twelve weeks ended March 20, 2012 and March 22, 2011, revenue associated with these arrangements was not material.

16. SUBSEQUENT EVENTS

On April 18, 2012, ClubCorp acquired Hartefeld National Golf Club, a private golf club located in Avondale, Pennsylvania, in exchange for net cash consideration of $3.6 million.  We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

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

•                  pension plan contingent liabilities;

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

•                  risks related to tax examinations by the Internal Revenue Service and other tax authorities;

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

•                  restrictions in our debt agreements that limit our flexibility in operating our business; and

•                  other factors detailed herein and in our Annual Report on Form 10-K for the year ended December 27, 2011 (the “2011 Annual Report”) filed with the Securities and Exchange Commission.

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

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this report, and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 Annual Report.

Overview

We are one of the largest owners and managers of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes over 145,000 memberships and 350,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. As of March 20, 2012, we owned or operated 101 golf and country clubs and 51 business, sports and alumni clubs in 24 states, the District of Columbia and two foreign countries. We believe that our expansive network of clubs and our focus on facilities, recreation and social programming enhances our ability to attract members across a number of demographic groups.

Factors Affecting our Business

A significant percentage of our revenues are derived from membership dues, and these dues together with the geographic diversity of our clubs, help to provide us with a recurring revenue base that limits the impact of fluctuations in regional economic conditions. The economic environment during the past three years has negatively impacted our business and the private club industry generally, resulting in declines in revenues due to decreased membership and overall visitation and usage. Additionally, we have closed certain business, sports and alumni clubs that were underperforming and terminated certain golf and country club management agreements (see Club Acquisitions and Dispositions.)

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

We are in the business of private club ownership and management and, as one of the largest operators of private clubs in the world, we enjoy economies of scale and a leadership position. Going forward we will continue to strategically expand and upgrade our portfolio. See Acquisitions and Dispositions below for information regarding our recent acquisitions. Additionally, our targeted capital investment program is expected to yield positive financial results as we upgrade our facilities to improve our members experience and the appearance of our private club product.

Club Acquisitions and Dispositions

The following table summarizes the number and type of our club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total

Dec. 28, 2010	76	12	4	6	98	2	48	4	1	55
Clubs divested during first quarter 2011 (1)	—	—	—	—	—	—	(2)	—	—	(2)
Mar. 22, 2011	76	12	4	6	98	2	46	4	1	53

Clubs added during second quarter 2011 (2)	3	—	—	—	3	—	—	—	—	—
Jun. 14, 2011	79	12	4	6	101	2	46	4	1	53

Clubs added during third quarter 2011 (3)	1	—	—	—	1	—	—	—	—	—
Clubs divested during third quarter 2011 (4)	—	—	—	—	—	—	(1)	—	—	(1)
Sept. 6, 2011	80	12	4	6	102	2	45	4	1	52

Clubs divested during fourth quarter 2011 (5)	—	—	(1)	—	(1)	—	(1)	—	—	(1)
Dec. 27, 2011	80	12	3	6	101	2	44	4	1	51

Clubs added during first quarter 2012 (6)	—	—	1	—	1	—	—	—	—	—
Clubs divested during first quarter 2012 (7)	—	—	(1)	—	(1)	—	—	—	—	—
Mar. 20, 2012	80	12	3	6	101	2	44	4	1	51

(1)   In December 2010, we ceased operating the Renaissance Club in Detroit, Michigan (however, members of the former Renaissance Club remain members of Skyline Club also in Detroit, Michigan). In February 2011, we ceased operating First City Club in Savannah, Georgia.

(2)   In June 2011, we acquired three golf and country club properties in the Long Island area of New York.

(3)   In August 2011, we acquired Canterwood Golf and Country Club in the Seattle, Washington area.

(4)   City Club of Washington in Washington D.C. had two locations, Columbia Square and Franklin Square. In August 2011, we ceased operating the location at Franklin Square. The members remain members of the City Club of Washington at Columbia Square.

(5)   On December 31, 2011, we ceased operating the University Club of Jackson in Jackson, Mississippi. Additionally, the management agreement for The Club at Viniterra in our Golf and Country Club segment terminated in December 2011 as a result of the owners’ sale of the underlying real property.

(6)   In January 2012, we entered into a new agreement to manage and operate LPGA International, a semi-private golf and country club located in Daytona Beach, Florida.

(7)   We amended the management agreement with the owner of Eagle Ridge Golf Club and the Preserve Golf Club to remove the latter property as a result of the owner’s sale of the Preserve Golf Club in January 2012.

In March 2012, subsequent to the end of the first quarter 2012, we entered into an agreement to manage and operate Hollytree Country Club, a private country club in Tyler, Texas and in April 2012, we acquired Hartefeld National Golf Club, a private country club in Avondale, Pennsylvania.

Enrollment and Retention of Members

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Although we devote substantial efforts to maintaining member and guest satisfaction, many of the factors affecting club membership and facility usage are beyond our control. Periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels could have a material adverse effect on our business, operating results and financial position. We have various programs at our clubs designed to decrease our future attrition rates by increasing member satisfaction and usage. These programs take a proactive approach to getting current and newly enrolled members involved in activities and groups that go beyond the physical club, in addition to granting members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such offering is our Optimal Network Experiences (“O.N.E.”) product, which is a type of membership upgrade offering that combines comprehensive club, community and world benefits. With this offering, members receive 50 percent off a la carte dining at their home club, access to ClubCorp’s family of clubs in the local community, and golf and dining privileges when traveling to ClubCorp’s network of more than 200 private clubs with additional access to more than 700 renowned hotels, resorts, restaurants and entertainment venues. We introduced the O.N.E. offering initially in our Texas clubs during 2010 and have now expanded to additional strategic markets.

The following table presents our membership counts as of the end of each period:

			Twelve weeks				Twelve weeks
			Ended Mar. 20, 2012				Ended Mar. 22, 2011
	Mar. 20,	Dec. 27,	#	%	Mar. 22,	Dec. 28,	#	%
Total memberships at end of period:	2012	2011	Change	Change	2011	2010	Change	Change
Golf and Country Clubs
Same Store Clubs	79,451	79,540	(89)	-0.1%	79,792	79,656	136	0.2%
New or Acquired Clubs	1,199	1,079	120	11.1%	—	—	—	—
Total Golf and Country Clubs	80,650	80,619	31	—	79,792	79,656	136	0.2%

Business, Sports and Alumni Clubs
Same Store Clubs	64,716	65,091	(375)	-0.6%	66,304	66,348	(44)	-0.1%
New or Acquired Clubs	—	—	—	—	—	—	—	—
Total Business, Sports and Alumni Clubs	64,716	65,091	(375)	-0.6%	66,304	66,348	(44)	-0.1%

Total
Same Store Clubs	144,167	144,631	(464)	-0.3%	146,096	146,004	92	0.1%
New or Acquired Clubs	1,199	1,079	120	11.1%	—	—	—	—
Total memberships at end of period	145,366	145,710	(344)	-0.2%	146,096	146,004	92	0.1%

See “Basis of Presentation—Same Store Analysis” for definitions of Same Store Clubs and New or Acquired Clubs.

Seasonality of Demand and Fluctuations in Quarterly Results

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

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, dry, cold or rainy weather in a given region can be expected to impact our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the impacted region. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage. A severe drought affecting a large number of properties could have a material adverse affect on our business and results of operations.

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

•                  expenses related to the November 30, 2010 reorganization (“ClubCorp Formation”) are excluded;

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

Same Store Analysis — We employ “same store” analysis techniques for a variety of management purposes. Newly acquired or opened clubs and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. By our definition, clubs are evaluated at the beginning of each year and considered same store once they have been fully operational for one fiscal year. This distinction between newly acquired or opened clubs and same store clubs allows us to separately analyze the operating results of our established and new clubs. We believe this approach provides for a more effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our same store clubs without the in-comparability caused by the inclusion of newly acquired or opened clubs. Clubs divested during a period are removed from the same store classification for all periods presented and included in discontinued operations.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third quarters each consist of twelve weeks while our fourth quarter consists of sixteen or seventeen weeks.

The following table presents our financial operating results as a percent of our total revenues for the periods indicated.

	Twelve Weeks Ended
Consolidated Condensed Statement of Operations	Mar. 20, 2012	% of Revenue	Mar. 22, 2011	% of Revenue
	(dollars in thousands)
Club operations	$111,885	74.11%	$107,670	74.51%
Food and beverage	38,381	25.42%	35,965	24.89%
Other revenues	708	0.47%	865	0.60%
Total revenues	150,974		144,500
Direct and selling, general, and administrative expenses:
Club operating costs exclusive of depreciation	102,007	67.57%	97,055	67.17%
Cost of food and beverage sales exclusive of depreciation	13,000	8.61%	12,269	8.49%
Depreciation and amortization	18,730	12.41%	21,152	14.64%
Provision for doubtful accounts	745	0.49%	849	0.59%
(Gain) loss on disposals/acquisitions of assets	(621)	–0.41%	2,195	1.52%
Equity in earnings from unconsolidated ventures	(319)	–0.21%	(259)	–0.18%
Selling, general and administrative	10,550	6.99%	8,995	6.22%
Operating income from continuing operations	6,882	4.56%	2,244	1.55%
Interest and investment income	23	0.02%	33	0.02%
Interest expense	(19,933)	–13.20%	(19,975)	–13.82%
Change in fair value of interest rate cap agreements	(1)	0.00%	(75)	–0.05%
Other income	865	0.57%	861	0.60%
Loss before income taxes	(12,164)	–8.06%	(16,912)	–11.70%
Income tax benefit	2,690	1.78%	6,201	4.29%
Loss from continuing operations	(9,474)	–6.28%	(10,711)	–7.41%
Loss from discontinued clubs, net of income tax benefit of $46 and $72 for the twelve weeks ended Mar. 20, 2012 and Mar. 22, 2011, respectively	(108)	–0.07%	(145)	–0.10%
Net loss	(9,582)	–6.35%	(10,856)	–7.51%
Income attributable to noncontrolling interests	13	0.01%	41	0.03%
Loss attributable to ClubCorp	$(9,569)	–6.34%	$(10,815)	–7.48%

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management includes the average expected life of an active membership used to amortize initiation fees and deposits, our weighted average borrowing rate used to accrete membership initiation deposit liability, and inputs for impairment testing of goodwill, intangibles and long-lived assets. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2011 Annual Report.

Results of Operations

Comparison of the Twelve Weeks Ended March 20, 2012 and March 22, 2011

The following table presents key financial information derived from our consolidated condensed statement of operations for the twelve weeks ended March 20, 2012 and March 22, 2011. References in the financial tables to percentage changes that are not meaningful are denoted by “NM”:

	Twelve Weeks Ended
	Mar. 20, 2012	Mar. 22, 2011	Change	% Change
	(dollars in thousands)
Total revenues	$150,974	$144,500	$6,474	4.5%
Club operating costs and expenses exclusive of depreciation(1)	115,752	110,173	5,579	5.1%
Depreciation and amortization	18,730	21,152	(2,422)	–11.5%
(Gain) loss on disposals of assets	(621)	2,195	(2,816)	–128.3%
Equity in earnings from unconsolidated ventures	(319)	(259)	(60)	–23.2%
Selling, general and administrative expenses	10,550	8,995	1,555	17.3%
Operating income from continuing operations	6,882	2,244	4,638	206.7%
Interest and investment income	23	33	(10)	–30.3%
Interest expense	(19,933)	(19,975)	42	0.2%
Change in fair value of interest rate cap agreements	(1)	(75)	74	98.7%
Other income	865	861	4	0.5%
Loss before income taxes	(12,164)	(16,912)	4,748	28.1%
Income tax benefit	2,690	6,201	(3,511)	–56.6%
Loss from continuing operations	$(9,474)	$(10,711)	$1,237	11.5%

(1)                                 Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Revenues of $151.0 million increased $6.5 million, or 4.5%, for the twelve weeks ended March 20, 2012 compared to the twelve weeks ended March 22, 2011 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $6.2 million, or 5.8%, of which $2.2 million is attributable to golf and country club properties acquired in 2011. The remaining golf and country club revenue increase is primarily due to increases in membership revenues, food and beverage revenues and golf operations revenues.  Additionally, business, sports and alumni clubs revenues increased $0.6 million, or 1.5% primarily due to an increase in private party revenues.

Club operating costs and expenses increased $5.6 million, or 5.1%, for the twelve weeks ended March 20, 2012 compared to the twelve weeks ended March 22, 2011, of which $2.6 million is attributable to club properties acquired in 2011. The remaining increase of $3.0 million is primarily due to increased labor and cost of goods sold associated with increased revenue, increased variable compensation expense due to improved company performance and adjustments to foreign currency translation expense.

Depreciation and amortization decreased $2.4 million, or 11.5%, for the twelve weeks ended March 20, 2012 compared to the twelve weeks ended March 22, 2011 due to a $3.5 million decrease in amortization expense as certain membership relationship intangibles have become fully amortized offset by a $1.0 million increase in depreciation.

Gain on disposal of assets for the twelve weeks ended March 20, 2012 was comprised primarily of $1.5 million related to insurance proceeds offset by losses on asset retirements. Loss on disposal of assets for the twelve weeks ended March 22, 2011was primarily comprised of losses on asset retirements.

Selling, general and administrative expenses increased $1.6 million, or 17.3%, for the twelve weeks ended March 20, 2012 compared to the twelve weeks ended March 22, 2011 primarily due to increased professional fees related to our annual audit and increased variable compensation expense due to improved company performance.  Additionally, there were increased labor costs related to the transition and centralization of club accounting and related functions to a corporate function, which resulted in an increase in selling, general and administrative expenses and an offsetting decrease in labor costs reported in Club operating costs and expenses.

Income tax benefit for the twelve weeks ended March 20, 2012 decreased $3.5 million, or 56.6%, compared to the twelve weeks ended March 22, 2011.  The decrease was driven primarily by a $4.7 million increase in pre-tax income. The effective tax rates were 22.1% and 36.7% for the twelve weeks ended March 20, 2012 and the twelve weeks ended March 22, 2011, respectively. For the twelve weeks ended March 20, 2012, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to state taxes and foreign income taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended March 20, 2012 and March 22, 2011:

	Twelve Weeks Ended
Same Store Golf and Country Clubs	Mar. 20, 2012	Mar. 22, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	96	96
Total revenues	$112,012	$108,004	$4,008	3.7%
Segment EBITDA from continuing operations	29,881	27,588	2,293	8.3%

	Twelve Weeks Ended
Total Golf and Country Clubs	Mar. 20, 2012	Mar. 22, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	101	96
Total revenues	$114,244	$108,004	$6,240	5.8%
Segment EBITDA from continuing operations	29,533	27,588	1,945	7.1%

Revenues for same store golf and country clubs increased $4.0 million, or 3.7%, for the twelve weeks ended March 20, 2012 compared to the twelve weeks ended March 22, 2011 primarily due to increases in membership revenues, food and beverage revenues and golf operations revenues. Membership revenues increased $1.7 million, or 2.9%, due to an increase in dues per membership, driven in part by the O.N.E. offering, partially offset by a 0.1% decline in average memberships during the period. Food and beverage revenues increased $1.3 million, or 6.8%, due to an increase in a la carte volume, which was impacted by the increased visits attributable to the O.N.E. offering, and an increase in revenues from social private party events. Golf operations revenues increased $0.5 million, or 2.4%, primarily due to an increase in cart rental revenues as warm temperatures helped drive an increase of 6.1% in member golf rounds.

Segment EBITDA for same store golf and country clubs increased $2.3 million, or 8.3%, for the twelve weeks ended March 20, 2012 compared to the twelve weeks ended March 22, 2011 primarily due to increases in revenues partially offset by a related increase in operating expenses.  Segment EBITDA margin for same store golf and country clubs increased 120 basis points for the twelve weeks ended March 20, 2012 to 26.7% compared to 25.5% for the twelve weeks ended March 22, 2011 primarily due to the increase in membership and golf operations revenues, which are higher margin revenue streams.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended March 20, 2012 and March 22, 2011:

	Twelve Weeks Ended
Same Store & Total Business, Sports and Alumni Clubs	Mar. 20, 2012	Mar. 22, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	51	51
Total revenues	$38,344	$37,783	$561	1.5%
Segment EBITDA from continuing operations	5,829	4,864	965	19.8%

Revenues for same store business, sports and alumni clubs increased $0.6 million, or 1.5%, for the twelve weeks ended March 20, 2012 compared to the twelve weeks ended March 22, 2011 primarily due to an increase in food and beverage revenues. Food and beverage revenues increased $0.6 million, or 3.9%, primarily as a result of a 6.4% increase in private party revenues, which was driven by revenues from both corporate and social private party events due partly to the improved economy.

Segment EBITDA for same store business, sports and alumni clubs increased $1.0 million, or 19.8%, for the twelve weeks ended March 20, 2012 compared to the twelve weeks ended March 22, 2011 due to the increase in revenue and overall lower operating costs and expenses.  Segment EBITDA margin for same store business, sports and alumni clubs increased 230 basis points for twelve weeks ended March 20, 2012 to 15.2% compared to 12.9% for the twelve weeks ended March 22, 2011 primarily due to a focus on cost controls and expense management which led to lower operating costs and expenses.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our properties, fund expansions at our properties, be poised for external growth in the marketplace and make distributions to our equityholders. Our cash position increased $18.4 million to $68.7 million as of March 20, 2012 compared to $50.3 million as of December 27, 2011. The primary reason for the increase was cash provided by operations offset by the spend of capital to expand and improve our existing properties and cash used to repay debt.

Historically, we have financed our operations and cash needs primarily through cash flows from operations and debt. We anticipate using cash flows from operations in the remainder of 2012 principally to fund planned capital replacement expenditures, repay debt, and build cash reserves. We expect to use our cash reserves to grow and expand our business through a combination of improvements and expansions of existing facilities, as well as strategically selected club acquisitions. Based on our current projections, we believe our current assets and cash flows from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as to support our anticipated capital expenditures and debt service.

Cash Flows from Operating Activities

Our cash flows from operations increased $0.6 million to $26.7 million for the twelve weeks ended March 20, 2012 compared to $26.0 million for the twelve weeks ended March 22, 2011.

Cash Flows used in Investing Activities

Our cash flows used in investing activities decreased $2.5 million to $4.6 million for the twelve weeks ended March 20, 2012 compared to $7.1 million for the twelve weeks ended March 22, 2011. The decrease is primarily due to $2.0 million in proceeds from insurance relating to damage from a hurricane received in the twelve weeks ended March 20, 2012.  Additionally, we used $6.5 million for improving and expanding our existing properties in the twelve weeks ended March 20, 2012 compared to $7.6 million in the twelve weeks ended March 22, 2011.

Cash Flows used in Financing Activities

Our cash flows used in financing activities increased $1.8 million to $3.7 million for the twelve weeks ended March 20, 2012 compared to $1.9 million for the twelve weeks ended March 22, 2011. Cash used in financing activities relates primarily to transactions related to our debt. During the twelve weeks ended March 20, 2012, we decreased our debt by $3.9 million. During the twelve weeks ended March 22, 2011, we decreased our debt by $2.2 million.

Our cash and cash equivalents increased by $18.4 million in the twelve weeks ended March 20, 2012 and increased by $16.2 million in the twelve weeks ended March 22, 2011.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the twelve weeks ended March 20, 2012 and March 22, 2011, we spent approximately $2.2 million and $5.3 million, respectively, in capitalized costs to maintain our existing properties. We anticipate spending approximately $18.8 million in additional capital expenditures to maintain our facilities in the remainder of fiscal year 2012.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $4.3 million and $2.3 million for the twelve weeks ended March 20, 2012 and March 22, 2011, respectively. We anticipate spending an additional $22.2 million in the remainder of fiscal year 2012 for expansion and improvement projects we feel have a high potential for return on investment. This amount could increase if acquisition opportunities are identified that fit our strategy to expand our business through select acquisitions.

Debt

Senior Secured Debt

2010 Secured Credit Facility— On November 30, 2010, we entered into secured credit facilities comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. As of March 20, 2012, we had $16.5 million of standby letters of credit outstanding which limits our remaining availability for borrowing under the revolving credit facility to $33.5 million.

As of March 20, 2012, we were in compliance with all covenant restrictions under our secured credit facilities.

The credit agreement governing our secured credit facilities contains certain financial and non-financial covenants. The financial covenants require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis as shown in the following table:

	2012	2013	2014	2015	2016 and Thereafter
Financial ratios:
Total adjusted debt to Adjusted EBITDA(1) (“Total Leverage Ratio”)
Less than:	6.15x	5.35x	4.75x	4.50x	4.00x
Adjusted EBITDA(1) to total adjusted interest expense (“Interest Coverage Ratio”)
Greater than:	1.95x	2.15x	2.30x	2.50x	2.75x

The following table shows the financial ratios as of March 20, 2012 for continuing operations:

Four Quarters Ended Mar. 20, 2012
(dollars in thousands)
Adjusted EBITDA(1)	$156,786
Total adjusted debt(2)	$765,497
Total adjusted interest expense(3)	$63,714
Financial ratios:
Total Leverage Ratio	4.88x
Interest Coverage Ratio	2.46x

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

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA is as follows:

	Twelve Weeks Ended Mar. 20, 2012	Four Quarters Ended Mar. 20, 2012
	(dollars in thousands)
Net loss	$(9,582)	$(33,624)
Interest expense	19,933	83,661
Income tax benefit	(2,690)	(12,497)
Interest and investment income	(23)	(128)
Depreciation and amortization	18,730	91,128
EBITDA	26,368	128,540
Management fees(a)	263	1,260
Impairments and write-offs(b)	—	1,273
Employee termination costs(c)	128	364
Foreign currency gain(d)	135	1,827
Noncontrolling interest—loss (income)(e)	13	(603)
Acquisition transaction adjustment—revenue(f)	592	4,019
Acquisition transaction adjustment—equity investment basis(g)	473	2,048
Acquisition transaction adjustment—rent expense(h)	58	292
Discontinued and divested operations loss(i)	108	576
Equity investment expense net of cash distributions(j)	(791)	84
(Gain) loss on disposals and acquisitions of assets(k)	(621)	6,771
Franchise taxes(l)	97	692
Non-cash gains related to mineral rights(m)	(865)	(3,750)
Acquisition transaction costs(n)	12	1,622
Change in fair value of interest rate cap agreements(o)	1	63
Costs of surety bonds(p)	4	31
Non-recurring charges—arbitration award(q)	—	3,968
Non-recurring charges— long-term incentive plan(r)	383	2,044
Non-recurring charges— other(s)	75	3,010
Property tax accrual—California Proposition 13(t)	—	2,655
Adjusted EBITDA	$26,433	$156,786

(a)                                  Represents management fees and expenses paid to an affiliate of KSL.

(b)                                 Represents impairment charges related to impairment of liquor licenses and impairment of carrying value of assets.

(c)                                  Represents employee termination costs.

(d)                                 Represents currency translation gains and losses.

(e)                                  Represents income or loss attributable to noncontrolling equity interests of continuing operations.

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

(i)                                     Represents income (loss) from discontinued operations.

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

(n)                               Represents legal and professional fees related to the acquisition of golf and country clubs and a new agreement to manage a golf and country club.

(o)                               Represents change in the fair value of our interest cap agreements.

(p)                              Represents costs of our surety bonds relating to financing activities.

(q)                               Represents non-recurring charges in connection with an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property.

(r)                                  Represents expense recognized for our Long-Term Incentive Plan.

(s)                                Represents non-recurring charges in connection with the ClubCorp Formation, environmental compliance costs and other non-recurring charges.

(t)                                  Represents estimated property taxes related to the state of California’s Proposition 13 resulting from the acquisition of ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(2)                                The reconciliation of our long-term debt to adjusted debt is as follows:

As of Mar. 20, 2012
(dollars in thousands)
Long-term debt (net of current portion)	$770,970
Current maturities of long-term debt	13,020
Outstanding letters of credit(a)	16,507
Adjustment per credit agreement(b)	(35,000)
Total adjusted debt	$765,497

(a)                                  Represents total outstanding letters of credit.

(b)                                 Represents adjustment per our secured credit facilities. Long-term debt is reduced by the lesser of (1) $35.0 million and (2) total unrestricted cash and cash equivalents.

(3)                                  The reconciliation of our interest expense to adjusted interest expense is as follows:

	Twelve Weeks Ended Mar. 20, 2012	Four Quarters Ended Mar. 20, 2012
	(dollars in thousands)
Interest expense	$19,933	$83,669
Less: Interest expense related to Membership deposit liabilities(a)	(4,649)	(18,137)
Less: Loan origination fee amortization(b)	(457)	(1,813)
Less: Revolver commitment fees(c)	(59)	(251)
Add: Capitalized interest(d)	39	256
Add: Interest income	(3)	(10)
Total adjusted interest expense	$14,804	$63,714

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of March 20, 2012. There have been no material changes outside the normal course of business to our contractual obligations and other commercial commitments since December 27, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk during the twelve weeks ended March 20, 2012 as previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 20, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 20, 2012.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 20, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls.  Our management, including our Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud within our company, if any, have been or will be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to our legal proceedings as previously disclosed in our 2011 Annual Report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in our 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of ClubCorp Club Operations, Inc. (incorporated by reference to Exhibit 3.1(a) of the ClubCorp Club Operations, Inc. Form S-4 filed with the SEC on March 28, 2011)

3.2	By-laws of ClubCorp Club Operations, Inc. (incorporated by reference to Exhibit 3.1(b) of the ClubCorp club Operations, Inc. Form S-4 filed with the SEC on March 28, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350**

101

Financial statements from the quarterly report on Form 10-Q of ClubCorp Club Operations, Inc. for the quarter ended March 20, 2012, filed on April 26, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Changes in Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements. ***

*                 Exhibit is filed herewith.

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

CLUBCORP CLUB OPERATIONS, INC.

Date: April 26, 2012	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)