Form 10-Q
period 2012-06-12
ClubCorp Club Operations, Inc.
filed 2012-07-19
CIK 1515382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 12, 2012.

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

The registrant’s shares of common stock are not traded on an exchange or in any public market.  As of June 12, 2012, the number of the shares outstanding of the registrant’s common stock was 1,000.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Twelve and Twenty-Four Weeks Ended June 12, 2012 and June 14, 2011

(In thousands of dollars)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 12, 2012	June 14, 2011	June 12, 2012	June 14, 2011
REVENUES:
Club operations	$130,835	$124,830	$242,720	$232,500
Food and beverage	55,737	52,290	94,118	88,255
Other revenues	794	699	1,502	1,564
Total revenues	187,366	177,819	338,340	322,319

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	117,951	111,074	219,958	208,129
Cost of food and beverage sales exclusive of depreciation	17,298	16,064	30,298	28,333
Depreciation and amortization	17,809	20,707	36,539	41,859
Provision for doubtful accounts	500	690	1,245	1,539
Loss on disposals of assets	1,544	2,677	923	4,872
Impairment of assets	862	—	862	—
Equity in earnings from unconsolidated ventures	(291)	(199)	(610)	(458)
Selling, general and administrative	10,096	12,091	20,646	21,086
OPERATING INCOME	21,597	14,715	28,479	16,959

Interest and investment income	34	33	57	66
Interest expense	(19,813)	(19,699)	(39,746)	(39,674)
Change in fair value of interest rate cap agreements	—	(41)	(1)	(116)
Other income	866	866	1,731	1,727
INCOME (LOSS) BEFORE INCOME TAXES	2,684	(4,126)	(9,480)	(21,038)
INCOME TAX (EXPENSE) BENEFIT	(4,320)	1,664	(1,630)	7,865
LOSS FROM CONTINUING OPERATIONS	(1,636)	(2,462)	(11,110)	(13,173)
(Loss) income from discontinued clubs, net of income tax (expense) benefit of $(38) and $(3) for the twelve weeks ended June 12, 2012 and June 14, 2011, respectively, and $8 and $69 for the twenty-four weeks ended June 12, 2012 and June 14, 2011, respectively	(34)	1	(142)	(144)
NET LOSS	(1,670)	(2,461)	(11,252)	(13,317)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(167)	(302)	(154)	(261)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(1,837)	$(2,763)	$(11,406)	$(13,578)

Foreign currency translation, net of tax	(2,925)	309	(471)	130
OTHER COMPREHENSIVE (LOSS) INCOME	(2,925)	309	(471)	130
NET LOSS	(1,670)	(2,461)	(11,252)	(13,317)
COMPREHENSIVE LOSS	(4,595)	(2,152)	(11,723)	(13,187)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(167)	(302)	(154)	(261)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(4,762)	$(2,454)	$(11,877)	$(13,448)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of June 12, 2012 and December 27, 2011

(In thousands of dollars, except share and per share amounts)

	June 12, 2012	December 27, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,211	$50,317
Receivables, net of allowances of $3,055 and $3,586 at June 12, 2012 and December 27, 2011, respectively	67,549	52,707
Inventories	16,476	14,663
Prepaids and other assets	14,114	11,329
Deferred tax assets	7,201	7,201
Total current assets	165,551	136,217
Investments	12,390	13,816
Property and equipment, net (includes $10,065 and $10,167 related to VIEs at June 12, 2012 and and December 27, 2011, respectively)	1,236,199	1,244,806
Notes receivable, net of allowances of $442 and $373 at June 12, 2012 and December 27, 2011, respectively	2,234	981
Goodwill	264,959	264,959
Intangibles, net	37,723	42,275
Other assets	27,551	29,420
TOTAL ASSETS	$1,746,607	$1,732,474

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	13,143	13,290
Membership deposits - current portion	77,838	69,870
Accounts payable	23,821	24,026
Accrued expenses	33,590	35,079
Accrued taxes	18,680	14,706
Other liabilities	72,363	52,799
Total current liabilities	239,435	209,770
Long-term debt (includes $1,694 and $1,671 related to VIEs at June 12, 2012 and December 27, 2011, respectively)	770,627	772,272
Membership deposits	205,200	203,542
Deferred tax liability	219,031	222,113
Other liabilities	125,628	126,368
Total liabilities	1,559,921	1,534,065
Commitments and contingencies (See Note 13)

EQUITY (DEFICIT)

Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at June 12, 2012 and December 27, 2011	1	1
Additional paid-in capital	213,310	213,310
Accumulated other comprehensive loss	(3,033)	(2,562)
Retained deficit	(34,970)	(23,564)
Total stockholders’ equity	175,308	187,185
Noncontrolling interests in consolidated subsidiaries	11,378	11,224
Total equity	186,686	198,409
TOTAL LIABILITIES AND EQUITY	$1,746,607	$1,732,474

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twenty-Four Weeks Ended June 12, 2012 and June 14, 2011

(In thousands of dollars)

	Twenty-Four Weeks Ended
	June 12, 2012	June 14, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,252)	$(13,317)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	31,985	30,365
Amortization and depletion	4,554	11,583
Asset impairments	862	—
Bad debt expense	1,284	1,543
Equity in earnings from unconsolidated ventures	(610)	(458)
Distribution from investment in unconsolidated ventures	1,321	1,524
Loss on disposals of assets	1,019	5,048
Amortization of debt issuance costs	922	857
Accretion of discount on member deposits	9,251	9,118
Amortization of surface rights bonus revenue	(1,731)	(1,731)
Amortization of above and below market rent intangibles	117	108
Deferred income tax benefit	(4,099)	(9,705)
Net change in fair value of interest rate cap agreements	1	116
Net change in prepaid expenses and other assets	(4,596)	(5,125)
Net change in receivables and membership notes	(15,730)	(8,108)
Net change in accounts payable and accrued liabilities	(2,058)	3,552
Net change in other current liabilities	25,754	9,600
Net change in long-term tax liabilities	1,843	(150)
Net change in other long-term liabilities	(3,580)	(1,805)
Net cash provided by operating activities	35,257	33,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,853)	(18,205)
Acquisitions	(3,570)	(18,776)
Proceeds from dispositions	359	268
Proceeds from insurance	1,978	—
Net change in restricted cash and capital reserve funds	202	237
Net cash used in investing activities	(18,884)	(36,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(7,353)	(5,298)
Debt issuance costs	—	(14)
Change in membership deposits	—	841
Proceeds from new membership deposits	414	—
Repayments of membership deposits	(208)	—
Net cash used in financing activities	(7,147)	(4,471)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	668	(861)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,894	(8,793)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	50,317	56,531
CASH AND CASH EQUIVALENTS - END OF PERIOD	$60,211	$47,738

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twenty-Four Weeks Ended June 12, 2012 and June 14, 2011

(In thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - DECEMBER 28, 2010	$231,157	$1	$209,055	$(457)	$11,909	$10,649
Net (loss) income	(13,317)	—	—	—	(13,578)	261
Other comprehensive income	130	—	—	130	—	—
Comprehensive (loss) income	(13,187)	—	—	130	(13,578)	261
BALANCE - JUNE 14, 2011	$217,970	$1	$209,055	$(327)	$(1,669)	$10,910

BALANCE - DECEMBER 27, 2011	$198,409	$1	$213,310	$(2,562)	$(23,564)	$11,224
Net (loss) income	(11,252)	—	—	—	(11,406)	154
Other comprehensive loss	(471)	—	—	(471)	—	—
Comprehensive (loss) income	(11,723)	—	—	(471)	(11,406)	154
BALANCE - JUNE 12, 2012	$186,686	$1	$213,310	$(3,033)	$(34,970)	$11,378

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

Notes Receivable, Net of Allowances—These receivables reflect amounts due from our financing of membership initiation fees and deposits and span 13 months to 10 years and 6 months in original maturity. We recognize interest income as earned and provide an allowance for doubtful accounts. This allowance is based on factors including the historical trends of write-offs and recoveries, the financial strength of the member and projected economic and market conditions.

Recently Issued Accounting Pronouncements

In May 2011, the FASB released Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s. The update generally clarifies fair value measurement guidance and requires certain additional disclosures related to fair value.  The update also includes instances where a particular principle or requirement for measuring fair value has changed.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  We adopted this standard in the first quarter of 2012 by including additional fair value disclosures.

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income.  The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements.  The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income and total comprehensive income.  The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this standard in the first quarter of 2012 by including total comprehensive income (loss) in our statement of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated variable interest entities (“VIEs”) include three managed golf course properties. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these VIEs is financed through a loan payable of $1.3 million collateralized by assets of the entity totaling $4.3 million as of June 12, 2012. The other VIEs are financed through advances from us. Outstanding advances as of June 12, 2012 total $3.2 million compared to recorded assets of $7.2 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated condensed balance sheets as of June 12, 2012 and December 27, 2011, net of intercompany amounts:

	June 12, 2012	December 27, 2011
Current assets	$1,452	$786
Fixed assets, net	10,065	10,167
Other assets	31	37
Total assets	$11,548	$10,990

Current liabilities	$1,349	$789
Long-term debt	1,694	1,671
Other liabilities	618	622
Noncontrolling interest	6,381	6,445
Company capital	1,506	1,463
Total liabilities and equity	$11,548	$10,990

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $11.5 million at June 12, 2012 and $11.0 million at December 27, 2011.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.3 million and $2.0 million at June 12, 2012 and December 27, 2011, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. The difference between the carrying value of the investments and our share of the equity reflected in the joint ventures’ financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint ventures and is being amortized over approximately 20 years beginning in 2007.  During the twelve and twenty-four weeks ended June 12, 2012, we determined that one of our equity method investments had a decrease in value that was other than temporary.  We recognized an impairment loss of $0.7 million to adjust its carrying amount to its fair value.  The valuation method used to determine fair value was based on a third party valuation unobservable in the marketplace.  This valuation is considered a Level 3 measurement under ASC 820.

Additionally, we have one equity method investment of 10.2% of Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $10.6 million and $11.3 million at June 12, 2012 and December 27, 2011, respectively. Our share of earnings in the equity investment is included in equity in earnings in unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received volume rebates totaling $1.7 million and $1.9 million during the twelve and twenty-four weeks ended June 12, 2012, respectively, and $1.3 million and $2.1 million during the twelve and twenty-four weeks ended June 14, 2011, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007.  The value of these intangible assets was $9.1 million and $10.0 million at June 12, 2012 and December 27, 2011, respectively.

Significant financial information for the joint venture described in the paragraph above is as follows:

	June 12, 2012	December 27, 2011
Total assets	$73,634	$76,841
Total liabilities	$76,608	$78,238
Total deficit	$(2,974)	$(1,397)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 12, 2012	June 14, 2011	June 12, 2012	June 14, 2011
Total revenues	$14,928	$13,902	$34,211	$32,100
Net income	$6,854	$6,845	$14,111	$14,077

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 12, 2012	June 14, 2011	June 12, 2012	June 14, 2011

ClubCorp’s equity in net income, excluding amortization	$771	$737	$1,554	$1,474
Amortization	(464)	(464)	(927)	(927)
ClubCorp’s equity in net income	$307	$273	$627	$547

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

Derivative financial instruments are measured at fair value on a recurring basis. Derivative financial instruments include interest rate cap agreements. The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term assets and liabilities approximate their fair values as of June 12, 2012 and December 27, 2011. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

During the twelve and twenty-four weeks ended June 12, 2012, we recorded impairment losses on an equity method investment and property, plant and equipment, which adjusted the carrying amount of certain assets to their fair value.  The fair value calculated is classified as a Level 3 measurement under FASB ASC Topic 820.  See Notes 4 and 6.

6. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at June 12, 2012 and December 27, 2011:

	June 12, 2012	December 27, 2011

Land and land improvements	$853,520	$850,181
Buildings and recreational facilities	407,582	405,812
Machinery and equipment	156,132	153,507
Leasehold improvements	82,112	77,503
Furniture and fixtures	59,018	56,769
Construction in progress	5,100	1,999
	1,563,464	1,545,771
Accumulated depreciation and amortization	(327,265)	(300,965)
Total	$1,236,199	$1,244,806

We did not record any impairments of property and equipment in the twelve and twenty-four weeks ended June 14, 2011.  During the twelve and twenty-four weeks ended June 12, 2012, we recognized impairment losses of $0.1 million to adjust the carrying amount of certain property and equipment to its fair value of $0.2 million due to continued and projected negative operating cash flows as well as changes in the expected holding period of certain fixed assets.  The valuation method used to determine fair value was based on an analysis of discounted future free cash flows using a risk-adjusted discount rate (“Income Approach”), and based on cost adjusted for economic obsolescence (“Cost Approach”).  These valuations are considered Level 3 measurements under ASC 820.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at June 12, 2012 and December 27, 2011:

		June 12, 2012			December 27, 2011
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks		$25,210	$—	$25,210	$25,210	$—	$25,210
Liquor Licenses		4,017	—	4,017	4,017	—	4,017
Intangible assets with finite lives:
Membership Relationships	6-7 years	59,260	(51,203)	8,057	59,260	(46,846)	12,414
Management Contracts	6-9 years	2,321	(1,976)	345	2,321	(1,809)	512
Other	7 years	426	(332)	94	426	(304)	122
Total		$91,234	$(53,511)	$37,723	$91,234	$(48,959)	$42,275

Goodwill		$264,959	$—	$264,959	$264,959	$—	$264,959

Intangible asset amortization expense was $2.3 million and $4.6 million for the twelve and twenty-four weeks ended June 12, 2012, respectively, and $5.7 million and $11.6 million for the twelve and twenty-four weeks ended June 14, 2011, respectively.  Liquor licenses are renewed annually and all renewal charges are expensed.

For each of the five years subsequent to 2011 and thereafter the amortization expense will be as follows (dollars in thousands):

Year	Amount

Remainder of 2012	$5,276
2013	2,855
2014	325
2015	40
2016	—
Thereafter	—
Total	$8,496

As of June 12, 2012, ClubCorp had $113.1 million of goodwill allocated to the golf and country club segment and $151.9 million of goodwill allocated to the business, sports and alumni club segment.

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at June 12, 2012 and December 27, 2011:

	June 12, 2012	December 27, 2011
Accrued compensation	$20,115	$19,303
Accrued interest	5,459	8,017
Other accrued expenses	8,016	7,759
Total accrued expenses	$33,590	$35,079

Taxes payable	$17,112	$14,242
Taxes payable to Holdings	1,568	464
Total accrued taxes	$18,680	$14,706

Advance deposits from members	$20,346	$11,480
Prepaid dues	24,712	13,125
Deferred revenue - initiation deposits/fees	14,941	14,008
Insurance reserves	8,859	8,831
Advanced surface rights bonus payment	93	1,823
Other current liabilities	3,412	3,532
Total other current liabilities	$72,363	$52,799

Other long-term liabilities consist of the following at June 12, 2012 and December 27, 2011:

	June 12, 2012	December 27, 2011
Taxes Payable	$50,809	$48,966
Deferred membership revenues	41,784	43,427
Casualty insurance loss reserves - long term portion	10,209	10,539
Above market lease intangibles	2,506	2,998
Deferred rent	16,983	17,069
Other	3,337	3,369
Total other long-term liabilities	$125,628	$126,368

9. DEBT AND CAPITAL LEASES

Interest Rate Cap Agreements—In December 2010, in connection with the issuance of the secured credit facility with Citigroup (“Secured Credit Facilities”), we entered into an interest rate cap agreement that limits our exposure to increases in interest rates over certain amounts. The interest rate cap matures in December 2012 and limits the LIBOR rate to 3.0% on a notional amount of $155 million. The aggregate fair value of the interest rate cap agreement, as described in Note 5, is included in other assets on the consolidated condensed balance sheets.  The change in fair value of the interest rate cap agreement in the twelve and twenty-four weeks ended June 12, 2012 and June 14, 2011 is summarized below:

Fair value at December 28, 2010	$138
Loss included in earnings	(75)
Fair value at March 22, 2011	63
Loss included in earnings	(41)
Fair value at June 14, 2011	$22

Fair value at December 27, 2011	$1
Loss included in earnings	(1)
Fair value at March 20, 2012	—
Loss included in earnings	—
Fair value at June 12, 2012	$—

General Electric Capital Corporation—In July 2008, we entered into a new secured mortgage loan with General Electric Capital Corporation (“GECC”) for $32.0 million with an original maturity of July 2011. We have extended the term of the loan to July 2013.  We have classified the loan as long-term debt on the consolidated balance sheet.

Long-term borrowings and lease commitments of the Company as of June 12, 2012 and December 27, 2011, are summarized below:

	June 12, 2012	December 27, 2011	Interest Rate	Maturity

Senior Unsecured Notes	$415,000	$415,000	10.00%	2018

Secured Credit Facilities
Term Loan	306,125	307,675	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5% (6.0% at June 12, 2012 and December 27, 2011)	2016

Revolving Notes ($50,000 capacity)	—	—	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5% (6.0% at June 12, 2012 and December 27, 2011)	2015
Mortgage Loans
General Electric Capital Corporation	31,334	31,733	3.25% + 30 day LIBOR (3.5% at June 12, 2012 and December 27, 2011)	2013

Atlantic Capital Bank	3,733	3,813	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5% (4.5% at June 12, 2012 and December 27, 2011)	2015

Other notes	3,497	4,010	5.75% - 8.00%	Various

	759,689	762,231
Capital leases	24,081	23,331
	783,770	785,562
Less current portion	(13,143)	(13,290)
	$770,627	$772,272

The amount of long-term debt maturing in each of the five years subsequent to 2011 and thereafter is as follows:

Year	Debt	Capital Leases	Total
Remainder of 2012	$2,326	$4,820	$7,146
2013	35,208	7,695	42,903
2014	2,747	6,078	8,825
2015	6,712	4,135	10,847
2016	295,570	1,348	296,918
Thereafter	417,126	5	417,131
Total	$759,689	$24,081	$783,770

Fair Value

Management classifies its debt obligations and estimated fair value as follows:

	June 12, 2012		December 27, 2011
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 1	$721,125	$740,819	$722,675	$701,692
Level 2	36,356	36,478	36,899	36,622
Level 3	2,208	2,208	2,657	2,657
Total	$759,689	$779,505	$762,231	$740,971

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

10. INCOME TAXES

The Company joins in the filing of a consolidated federal income tax return with Holdings, the Company’s ultimate parent. The Company records income taxes based on the separate return method determined as if the Company was not included in a consolidated return. Income taxes recorded by the Company are further adjusted to the extent losses or other deductions cannot be utilized in the consolidated federal income tax return. The Company files state tax returns on a separate company basis or unitary basis as required by law. Additionally, certain subsidiaries of the Company owned through lower tier joint ventures file separate tax returns for federal and state purposes.

The Company’s effective income tax rate for the twelve and twenty-four weeks ended June 12, 2012 was 160.5% and (17.1)%, respectively compared to 40.5% and 37.4% for the twelve and twenty-four weeks ended June 14, 2011, respectively. For the twelve and twenty-four weeks ended June 12, 2012, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to changes in uncertain tax positions and state taxes.  For the twelve and twenty-four weeks ended June 14, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to state taxes.

As of June 12, 2012, there was an increase of $1.8 million to our liabilities related to interest for unrecognized tax benefits from December 27, 2011.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our annualized effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

11. CLUB ACQUISITIONS, CLUB DISPOSITIONS AND DISCONTINUED OPERATIONS

Club Acquisitions

Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated statements of operations since their date of acquisition.

Hartefeld National Golf Club — On April 18, 2012, ClubCorp acquired Hartefeld National Golf Club, a private golf located in Avondale, Pennsylvania.  We are in process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.  ClubCorp recorded the following major categories of assets and liabilities in exchange for consideration of $3.6 million:

Land, property and equipment	$3,999
Prepaid real estate taxes	31
Inventory	112
Deferred revenue and other liabilities	(573)
Total	$3,569

There was no gain or goodwill recorded on this purchase transaction.

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

Discontinued Club Operations

We did not discontinue any clubs in the twelve and twenty-four weeks ended June 12, 2012.  We discontinued one business, sports and alumni club during twenty-four weeks ended June 14, 2011 for a pre-tax loss of $0.2 million.  We did not discontinue any clubs in the twelve weeks ended June 14, 2011.

Operations of the clubs that have been disposed were reclassified to discontinued operations on the consolidated condensed statement of operations as follows for all periods presented:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 12, 2012	June 14, 2011	June 12, 2012	June 14, 2011
Revenues	$8	$404	$—	$886
Loss on disposals of assets, before taxes	$(3)	$(23)	$(97)	$(176)
Income (loss) from discontinued club operations, before taxes	$4	$4	$(150)	$(213)

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

In 2011 we changed the income measure used to evaluate segment performance and allocate resources to more closely align management reporting with the measure used for calculating the Company’s compliance with debt covenants.  Amounts for the twelve and twenty-four weeks ended June 14, 2011 have been recast to conform to the current management view.

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants.  The additional items that are adjusted to determine Segment EBITDA are:

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

The table below shows summarized financial information by segment for continuing operations for the twelve and twenty-four weeks ended June 12, 2012 and June 14, 2011:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 12, 2012	June 14, 2011	June 12, 2012	June 14, 2011
Golf and Country Clubs
Revenues	$146,153	$136,858	$260,397	$244,862
Segment EBITDA	43,500	40,596	73,033	68,184

Business, Sports and Alumni Clubs
Revenues	$42,132	$41,594	$80,476	$79,377
Segment EBITDA	8,619	8,193	14,448	13,057

Other
Revenues	$609	$1,039	$543	$1,453
Segment EBITDA	(7,862)	(6,260)	(15,842)	(12,365)

Elimination of intersegment revenues	$(1,528)	$(1,672)	$(3,076)	$(3,373)

Total
Revenues	$187,366	$177,819	$338,340	$322,319
Segment EBITDA	44,257	42,529	71,639	68,876

	As of
	June 12, 2012	December 27, 2011
Total Assets
Golf and Country Clubs	$1,257,518	$1,241,671
Business, Sports and Alumni Clubs	88,015	90,339
Other	401,074	400,464
Consolidated	$1,746,607	$1,732,474

The table below provides a reconciliation of our Segment EBITDA to loss before income taxes and discontinued operations for the twelve and twenty-four weeks ended June 12, 2012 and June 14, 2011:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 12, 2012	June 14, 2011	June 12, 2012	June 14, 2011
Total Segment EBITDA	$44,257	$42,529	$71,639	$68,876
Interest and investment income	34	33	57	66
Interest expense and change in fair value of interest rate cap agreements	(19,813)	(19,740)	(39,747)	(39,790)
Loss on disposals and impairment of assets	(2,406)	(2,677)	(1,785)	(4,872)
Depreciation and amortization	(17,809)	(20,707)	(36,539)	(41,859)
Translation gain (loss)	105	316	(30)	1,454
Severance payments	(56)	(27)	(184)	(222)
Fees and expenses paid to an affiliate of KSL	(278)	(279)	(541)	(538)
Acquisition costs	(337)	(793)	(349)	(793)
Amortization of step-up in certain equity method investments	(472)	(472)	(945)	(945)
ClubCorp Formation costs	24	(1,508)	(50)	(1,560)
Environmental compliance costs	—	(454)	—	(454)
Long term incentive compensation plan	(383)	—	(766)	—
Other	(182)	(347)	(240)	(401)
Net income (loss) before income taxes and discontinued operations	$2,684	$(4,126)	$(9,480)	$(21,038)

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of June 12, 2012, we had capital commitments of $11.4 million at certain of our country clubs due to increased capital projects.

We currently have sales and use tax audits and a federal tax audit of two foreign subsidiaries in progress. Management believes the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

We are currently undergoing audits related to unclaimed property. Management believes the potential for a liability related to the outcome of these audits may exist and has recorded a $3.0 million loss as an estimate of such liability in our 2009 consolidated statement of operations.  The $3.0 million estimate is included in accrued expenses on the consolidated balance sheet as of June 12, 2012.

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

We guarantee principal amounts on loans made by a third party to purchasers of certain real estate interests in case of default. These loans have a remaining term averaging one to three years. The total principal amount outstanding on these loans as of June 12, 2012 is $0.5 million. ClubCorp is indemnified by affiliates of KSL from losses on these guarantees in the event of default and the fair value of the guarantees is immaterial.

We are contingently liable for certain pension funding liabilities associated with one of the resorts we sold in connection with the ClubCorp Formation. As of June 12, 2012, the unfunded obligation for such plan was approximately $9.6 million and no claims have been made against ClubCorp for funding.

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

Unaudited Consolidating Condensed Statements of Operations

For the Twelve Weeks Ended June 12, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$120,400	$10,884	$(449)	$130,835
Food and beverage	—	52,018	3,719	—	55,737
Other revenues	—	1,154	1	(361)	794
Total revenues	—	173,572	14,604	(810)	187,366

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	109,784	8,977	(810)	117,951
Cost of food and beverage sales exclusive of depreciation	—	16,098	1,200	—	17,298
Depreciation and amortization	—	16,528	1,281	—	17,809
Provision for doubtful accounts	—	451	49	—	500
Loss on disposals of assets	—	1,511	33	—	1,544
Impairment of assets	—	862	—	—	862
Equity in earnings from unconsolidated ventures	—	(291)	—	—	(291)
Selling, general and administrative	—	10,096	—	—	10,096
OPERATING INCOME	—	18,533	3,064	—	21,597

Interest and investment income	12,834	240	3	(13,043)	34
Interest expense	(14,479)	(16,644)	(1,733)	13,043	(19,813)
Other income	—	866	—	—	866
(LOSS) INCOME BEFORE INCOME TAXES	(1,645)	2,995	1,334	—	2,684
Income tax (expense) benefit	(996)	(3,703)	379	—	(4,320)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,641)	(708)	1,713	—	(1,636)
Loss from discontinued operations, net of tax	—	(33)	(1)	—	(34)
Equity in net income of subsidiaries	804	—	—	(804)	—
NET (LOSS) INCOME	(1,837)	(741)	1,712	(804)	(1,670)
Net income attributable to noncontrolling interests	—	(16)	(151)	—	(167)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(1,837)	$(757)	$1,561	$(804)	$(1,837)

Foreign currency translation, net of tax	—	—	(2,925)	—	(2,925)
Equity in other comprehensive loss of subsidiaries	(2,925)	—	—	2,925	—
OTHER COMPREHENSIVE LOSS	(2,925)	—	(2,925)	2,925	(2,925)
NET (LOSS) INCOME	(1,837)	(741)	1,712	(804)	(1,670)
COMPREHENSIVE LOSS	(4,762)	(741)	(1,213)	2,121	(4,595)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(16)	(151)	—	(167)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(4,762)	$(757)	$(1,364)	$2,121	$(4,762)

Unaudited Consolidating Condensed Statements of Operations

For the Twenty-Four Weeks Ended June 12, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$223,006	$20,578	$(864)	$242,720
Food and beverage	—	88,115	6,003	—	94,118
Other revenues	—	2,146	1	(645)	1,502
Total revenues	—	313,267	26,582	(1,509)	338,340

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	204,691	16,776	(1,509)	219,958
Cost of food and beverage sales exclusive of depreciation	—	28,282	2,016	—	30,298
Depreciation and amortization	—	33,993	2,546	—	36,539
Provision for doubtful accounts	—	1,186	59	—	1,245
Loss on disposals of assets	—	889	34	—	923
Impairment of assets	—	862	—	—	862
Equity in earnings from unconsolidated ventures	—	(610)	—	—	(610)
Selling, general and administrative	—	20,646	—	—	20,646
OPERATING INCOME	—	23,328	5,151	—	28,479

Interest and investment income	25,667	469	6	(26,085)	57
Interest expense	(28,960)	(33,229)	(3,642)	26,085	(39,746)
Change in fair value of interest rate cap agreements	(1)	—	—	—	(1)
Other income	—	1,731	—	—	1,731
(LOSS) INCOME BEFORE INCOME TAXES	(3,294)	(7,701)	1,515	—	(9,480)
Income tax (expense) benefit	(503)	(1,308)	181	—	(1,630)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,797)	(9,009)	1,696	—	(11,110)
Loss from discontinued operations, net of tax	—	(140)	(2)	—	(142)
Equity in net loss of subsidiaries	(7,609)	—	—	7,609	—
NET (LOSS) INCOME	(11,406)	(9,149)	1,694	7,609	(11,252)
Net loss (income) attributable to noncontrolling interests	—	64	(218)	—	(154)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(11,406)	$(9,085)	$1,476	$7,609	$(11,406)

Foreign currency translation, net of tax	—	—	(471)	—	(471)
Equity in other comprehensive loss of subsidiaries	(471)	—	—	471	—
OTHER COMPREHENSIVE LOSS	(471)	—	(471)	471	(471)
NET (LOSS) INCOME	(11,406)	(9,149)	1,694	7,609	(11,252)
COMPREHENSIVE (LOSS) INCOME	(11,877)	(9,149)	1,223	8,080	(11,723)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	64	(218)	—	(154)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(11,877)	$(9,085)	$1,005	$8,080	$(11,877)

Unaudited Consolidating Condensed Statements of Operations

For the Twelve Weeks Ended June 14, 2011

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$114,716	$10,592	$(478)	$124,830
Food and beverage	—	48,622	3,668	—	52,290
Other revenues	—	768	1	(70)	699
Total revenues	—	164,106	14,261	(548)	177,819

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	103,206	8,416	(548)	111,074
Cost of food and beverage sales exclusive of depreciation	—	14,946	1,118	—	16,064
Depreciation and amortization	—	19,446	1,261	—	20,707
Provision for doubtful accounts	—	683	7	—	690
Loss (gain) on disposals of assets	—	2,717	(40)	—	2,677
Equity in earnings from unconsolidated ventures	—	(199)	—	—	(199)
Selling, general and administrative	—	12,091	—	—	12,091
OPERATING INCOME	—	11,216	3,499	—	14,715

Interest and investment income	12,834	(126)	4	(12,679)	33
Interest expense	(14,363)	(16,071)	(1,944)	12,679	(19,699)
Change in fair value of interest rate cap agreements	(44)	3	—	—	(41)
Other income	—	866	—	—	866
(LOSS) INCOME BEFORE INCOME TAXES	(1,573)	(4,112)	1,559	—	(4,126)
Income tax benefit (expense)	513	1,623	(472)	—	1,664
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,060)	(2,489)	1,087	—	(2,462)
(Loss) income from discontinued operations	—	(1)	2	—	1
Equity in net loss of subsidiaries	(1,703)	—	—	1,703	—
NET (LOSS) INCOME	(2,763)	(2,490)	1,089	1,703	(2,461)
Net income attributable to noncontrolling interests	—	(156)	(146)	—	(302)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(2,763)	$(2,646)	$943	$1,703	$(2,763)

Foreign currency translation, net of tax	—	—	309	—	309
Equity in other comprehensive income of subsidiaries	309	—	—	(309)	—
OTHER COMPREHENSIVE INCOME	309	—	309	(309)	309
NET (LOSS) INCOME	(2,763)	(2,490)	1,089	1,703	(2,461)
COMPREHENSIVE (LOSS) INCOME	(2,454)	(2,490)	1,398	1,394	(2,152)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(156)	(146)	—	(302)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(2,454)	$(2,646)	$1,252	$1,394	$(2,454)

Unaudited Consolidating Condensed Statements of Operations

For the Twenty-Four Weeks Ended June 14, 2011

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$213,032	$20,343	$(875)	$232,500
Food and beverage	—	82,256	5,999	—	88,255
Other revenues	—	2,134	7	(577)	1,564
Total revenues	—	297,422	26,349	(1,452)	322,319

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	194,413	15,168	(1,452)	208,129
Cost of food and beverage sales exclusive of depreciation	—	26,437	1,896	—	28,333
Depreciation and amortization	—	39,224	2,635	—	41,859
Provision for doubtful accounts	—	1,487	52	—	1,539
Loss (gain) on disposals of assets	—	4,907	(35)	—	4,872
Equity in earnings from unconsolidated ventures	—	(458)	—	—	(458)
Selling, general and administrative	—	21,086	—	—	21,086
OPERATING INCOME	—	10,326	6,633	—	16,959

Interest and investment income	25,667	(252)	7	(25,356)	66
Interest expense	(29,167)	(32,813)	(3,050)	25,356	(39,674)
Change in fair value of interest rate cap agreements	(116)	—	—	—	(116)
Other income	—	1,727	—	—	1,727
(LOSS) INCOME BEFORE INCOME TAXES	(3,616)	(21,012)	3,590	—	(21,038)
Income tax benefit (expense)	1,183	7,079	(397)	—	7,865
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,433)	(13,933)	3,193	—	(13,173)
(Loss) income from discontinued operations	—	(176)	32	—	(144)
Equity in net loss of subsidiaries	(11,145)	—	—	11,145	—
NET (LOSS) INCOME	(13,578)	(14,109)	3,225	11,145	(13,317)
Net income attributable to noncontrolling interests	—	(80)	(181)	—	(261)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(13,578)	$(14,189)	$3,044	$11,145	$(13,578)

Foreign currency translation, net of tax	—	—	130	—	130
Equity in other comprehensive income of subsidiaries	130	—	—	(130)	—
OTHER COMPREHENSIVE INCOME	130	—	130	(130)	130
NET (LOSS) INCOME	(13,578)	(14,109)	3,225	11,145	(13,317)
COMPREHENSIVE (LOSS) INCOME	(13,448)	(14,109)	3,355	11,015	(13,187)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(80)	(181)	—	(261)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(13,448)	$(14,189)	$3,174	$11,015	$(13,448)

Unaudited Consolidating Condensed Balance Sheet

As of June 12, 2012

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$51,770	$8,441	$—	$60,211
Receivables, net of allowances	—	62,891	4,658	—	67,549
Inventories	—	14,888	1,588	—	16,476
Prepaids and other assets	—	10,522	3,592	—	14,114
Deferred tax assets	—	7,146	55	—	7,201
Total current assets	—	147,217	18,334	—	165,551
Investments	—	12,390	—	—	12,390
Property and equipment, net	—	1,111,157	125,042	—	1,236,199
Notes receivable, net of allowances	—	2,016	218	—	2,234
Goodwill	—	264,959	—	—	264,959
Intangibles,net	—	36,774	949	—	37,723
Investment in subsidiaries	233,458	—	—	(233,458)	—
Intercompany receivables	652,854	—	62,775	(715,629)	—
Other assets	13,219	14,040	292	—	27,551
TOTAL ASSETS	$899,531	$1,588,553	$207,610	$(949,087)	$1,746,607

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	3,100	7,765	2,278	—	13,143
Membership deposits - current portion	—	45,892	31,946	—	77,838
Accounts payable	—	22,994	827	—	23,821
Accrued expenses	5,394	27,374	822	—	33,590
Accrued taxes	(178)	14,624	4,234	—	18,680
Other liabilities	—	67,440	4,923	—	72,363
Total current liabilities	8,316	186,089	45,030	—	239,435
Intercompany payables	—	647,938	67,691	(715,629)	—
Long-term debt	718,025	16,491	36,111	—	770,627
Membership deposits	—	154,926	50,274	—	205,200
Deferred tax liability	(2,118)	217,696	3,453	—	219,031
Other liabilities	—	120,330	5,298	—	125,628
Total liabilities	724,223	1,343,470	207,857	(715,629)	1,559,921
Commitments and contingencies (see Note 13)

EQUITY (DEFICIT)
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	213,310	233,347	—	(233,347)	213,310
Accumulated other comprehensive loss	(3,033)	(21)	(3,012)	3,033	(3,033)
Retained (deficit) earnings	(34,970)	5,378	(2,234)	(3,144)	(34,970)
Total stockholders’ equity (deficit)	175,308	238,704	(5,246)	(233,458)	175,308
Noncontrolling interests in consolidated subsidiaries	—	6,379	4,999	—	11,378
Total equity (deficit)	175,308	245,083	(247)	(233,458)	186,686
TOTAL LIABILITIES AND EQUITY	$899,531	$1,588,553	$207,610	$(949,087)	$1,746,607

Unaudited Consolidating Condensed Balance Sheet

As of December 27, 2011

(In thousands of dollars, except share and per share amounts)

		Guarantor	NonGuarantor	Consolidating
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$43,751	$6,566	$—	$50,317
Receivables, net of allowances	—	50,072	2,635	—	52,707
Inventories	—	13,212	1,451	—	14,663
Prepaids and other assets	—	7,908	3,421	—	11,329
Deferred tax assets	—	7,146	55	—	7,201
Total current assets	—	122,089	14,128	—	136,217
Investments	—	13,816	—	—	13,816
Property and equipment, net	—	1,119,025	125,781	—	1,244,806
Notes receivable, net of allowances	—	746	235	—	981
Goodwill	—	264,959	—	—	264,959
Intangibles, net	—	41,141	1,134	—	42,275
Investment in subsidiaries	241,538	—	—	(241,538)	—
Intercompany receivables	659,349	—	62,862	(722,211)	—
Other assets	14,083	14,977	360	—	29,420
TOTAL ASSETS	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	3,100	7,971	2,219	—	13,290
Membership deposits - current portion	—	41,479	28,391	—	69,870
Accounts payable	36	23,174	816	—	24,026
Accrued expenses	7,874	26,741	464	—	35,079
Accrued taxes	(216)	10,434	4,488	—	14,706
Other liabilities	—	49,343	3,456	—	52,799
Total current liabilities	10,794	159,142	39,834	—	209,770
Intercompany payables	—	653,162	69,049	(722,211)	—
Long-term debt	719,575	15,935	36,762	—	772,272
Membership deposits	—	152,116	51,426	—	203,542
Deferred tax liability	(2,584)	221,105	3,592	—	222,113
Other liabilities	—	121,061	5,307	—	126,368
Total liabilities	727,785	1,322,521	205,970	(722,211)	1,534,065
Commitments and contingencies (See Note 13)

EQUITY (DEFICIT)
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	213,310	233,347	—	(233,347)	213,310
Accumulated other comprehensive loss	(2,562)	(21)	(2,541)	2,562	(2,562)
Retained (deficit) earnings	(23,564)	14,463	(3,710)	(10,753)	(23,564)
Total stockholders’ equity (deficit):	187,185	247,789	(6,251)	(241,538)	187,185
Noncontrolling interests in consolidated subsidiaries	—	6,443	4,781	—	11,224
Total equity (deficit)	187,185	254,232	(1,470)	(241,538)	198,409
TOTAL LIABILITIES AND EQUITY	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

Unaudited Consolidating Condensed Statements of Cash Flows

For the Twenty-Four Weeks Ended June 12, 2012

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(4,946)	34,489	$5,714	$—	35,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(15,816)	(2,037)	—	(17,853)
Acquisitions	—	(3,570)	—	—	(3,570)
Proceeds from dispositions	—	359	—	—	359
Proceeds from insurance	—	1,978	—	—	1,978
Net change in restricted cash and capital reserve funds	—	202	—	—	202
Net intercompany transactions	6,496	—	—	(6,496)	—
Net cash provided by (used in) investing activities	6,496	(16,847)	(2,037)	(6,496)	(18,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,550)	(4,670)	(1,133)	—	(7,353)
Proceeds from new membership deposits	—	383	31	—	414
Repayments of membership deposits	—	(111)	(97)	—	(208)
Net intercompany transactions	—	(5,225)	(1,271)	6,496	—
Net cash used in financing activities	(1,550)	(9,623)	(2,470)	6,496	(7,147)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	668	—	668
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	8,019	1,875	—	9,894
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	43,751	6,566	—	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$51,770	$8,441	$—	$60,211

Unaudited Consolidating Condensed Statements of Cash Flows

For the Twenty-Four Weeks Ended June 14, 2011

(In thousands of dollars)

		Guarantor	NonGuarantor	Consolidating	Consolidated
	ClubCorp	Subsidiaries	Subsidiaries	Eliminations	Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,251)	28,317	$7,949	$—	33,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,305)	(900)	—	(18,205)
Acquisitions	—	(18,776)	—	—	(18,776)
Proceeds from dispositions	—	115	153	—	268
Net change in restricted cash and capital reserve funds	—	237	—	—	237
Net intercompany transactions	4,039	—	—	(4,039)	—
Net cash provided by (used in) investing activities	4,039	(35,729)	(747)	(4,039)	(36,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(775)	(3,848)	(675)	—	(5,298)
Debt issuance costs	(13)	—	(1)	—	(14)
Net intercompany transactions	—	(284)	(3,755)	4,039	—
Change in membership deposits	—	813	28	—	841
Net cash used in financing activities	(788)	(3,319)	(4,403)	4,039	(4,471)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(861)	—	(861)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(10,731)	1,938	—	(8,793)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	51,994	4,537	—	56,531
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$41,263	$6,475	$—	$47,738

15. RELATED PARTY TRANSACTIONS

We have entered into a management agreement with an affiliate of KSL, pursuant to which we are provided financial and management consulting services in exchange for an annual fee of $1 million. In the event of a future financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the twelve and twenty-four weeks ended June 12, 2012 we paid the affiliate of KSL approximately $0.3 million and $0.5 million, respectively, and during the twelve and twenty-four weeks ended June 14, 2011, we paid them approximately $0.3 million and $0.5 million, respectively, in management fees.

During the twelve and twenty-four weeks ended June 12, 2012, we paid $0.1 million and $0.3 million, respectively, and during the twelve and twenty-four weeks ended June 14, 2011, we paid $0.0 million and $0.1 million, respectively, to affiliates of KSL for consulting services and private party events.  In addition, during the twelve and twenty-four weeks ended June 12, 2012, we received $0.0 million and $0.1 million, respectively, from an affiliate of KSL for taxes paid on their behalf.

As of June 12, 2012 we had receivables of $0.2 million and payables of $0.2 million and as December 27, 2011, we had receivables of $0.2 million, for outstanding advances from golf and business club ventures in which we have an equity method investment.   We recorded $0.1 million and $0.3 million in the twelve and twenty-four weeks ended June 12, 2012, respectively, and $0.1 million and $0.3 million in the twelve and twenty-four weeks ended June 14, 2011, respectively, in management fees from these ventures. As of June 12, 2012 and December 27, 2011, we had a receivable of $1.3 million and $1.9 million, respectively, for volume rebates from the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities.  We recognized and collected $0.0 million and $0.1 million during the twelve and twenty-four weeks ended June 12, 2012, respectively and $0.0 million and $0.1 million during the twelve and twenty-four weeks ended June 14, 2011, respectively, in revenue associated with these arrangements.

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

•      risks related to tax examinations and other audits by the Internal Revenue Service and other regulatory agencies;

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

Overview

We are one of the largest owners and managers of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes over 148,000 memberships and 350,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. As of June 12, 2012, we owned or operated 103 golf and country clubs and 51 business, sports and alumni clubs in 24 states, the District of Columbia and two foreign countries. We believe that our expansive network of clubs and our focus on facilities, recreation and social programming enhances our ability to attract members across a number of demographic groups.

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

We are in the business of private club ownership and management and, as one of the largest operators of private clubs in the world, we enjoy economies of scale and a leadership position. Going forward we will continue to strategically expand and upgrade our portfolio. See Club Acquisitions and Dispositions below for information regarding our recent acquisition and disposition activity. Additionally, our targeted capital investment program is expected to yield positive financial results as we upgrade our facilities to improve our members experience and the appearance of our private club product.

Club Acquisitions and Dispositions

The following table summarizes the number and type of our club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total

Dec. 28, 2010	76	12	4	6	98	2	48	4	1	55
Clubs divested during first quarter 2011 (1)	—	—	—	—	—	—	(2)	—	—	(2)
Mar. 22, 2011	76	12	4	6	98	2	46	4	1	53

Clubs added during second quarter 2011 (2)	3	—	—	—	3	—	—	—	—	—
Jun. 14, 2011	79	12	4	6	101	2	46	4	1	53

Clubs added during third quarter 2011 (3)	1	—	—	—	1	—	—	—	—	—
Clubs divested during third quarter 2011 (4)	—	—	—	—	—	—	(1)	—	—	(1)
Sept. 6, 2011	80	12	4	6	102	2	45	4	1	52

Clubs divested during fourth quarter 2011 (5)	—	—	(1)	—	(1)	—	(1)	—	—	(1)
Dec. 27, 2011	80	12	3	6	101	2	44	4	1	51

Clubs added during first quarter 2012 (6)	—	—	1	—	1	—	—	—	—	—
Clubs divested during first quarter 2012 (7)	—	—	(1)	—	(1)	—	—	—	—	—
Mar. 20, 2012	80	12	3	6	101	2	44	4	1	51

Clubs added during second quarter 2012 (8)	—	1	1	—	2	—	—	—	—	—
Jun. 12, 2012	80	13	4	6	103	2	44	4	1	51

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

(5)   In December 2011, we ceased operating the University Club of Jackson in Jackson, Mississippi. Additionally, the management agreement for The Club at Viniterra in our Golf and Country Club segment terminated in December 2011 as a result of the owners’ sale of the underlying real property.

(6)   In January 2012, we entered into a new agreement to manage and operate LPGA International, a semi-private golf and country club located in Daytona Beach, Florida.

(7)   We amended the management agreement with the owner of Eagle Ridge Golf Club and the Preserve Golf Club to remove the latter property as a result of the owner’s sale of the Preserve Golf Club in January 2012.

(8)   In March 2012, we entered into an agreement to manage and operate Hollytree Country Club, a private country club in Tyler, Texas, and, in April 2012, we acquired Hartefeld National Golf Club, a private country club in Avondale, Pennsylvania.

In August 2012, we will cease operating the Westlake Club in Houston, Texas and have recorded an impairment charge of $0.1 million in the twelve weeks ended June 12, 2012. We may consider divesting other clubs during the remainder of this fiscal year depending on any such club’s historical performance and other factors such as geographical location and proximity to core markets where we conduct operations. We are continuing to assess the fair value estimates of our clubs and a sale of any one or more of our clubs might result in a loss on disposal. Additionally, a transaction of this type could require us to reassess the fair value of our goodwill and intangible assets.

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

The following table presents our membership counts as of the end of each period:

			Twenty-four weeks				Twenty-four weeks
			Ended Jun. 12, 2012				Ended Jun. 14, 2011
	Jun. 12,	Dec. 27,	#	%	Jun. 14,	Dec. 28,	#	%
Total memberships at end of period:	2012	2011	Change	Change	2011	2010	Change	Change
Golf and Country Clubs
Same Store Clubs	80,771	79,540	1,231	1.5%	81,198	79,656	1,542	1.9%
New or Acquired Clubs	2,876	1,079	1,797	166.5%	—	—	—	—
Total Golf and Country Clubs	83,647	80,619	3,028	3.8%	81,198	79,656	1,542	1.9%

Business, Sports and Alumni Clubs
Same Store Clubs	64,423	65,091	(668)	-1.0%	66,150	66,348	(198)	-0.3%
New or Acquired Clubs	—	—	—	—	—	—	—	—
Total Business, Sports and Alumni Clubs	64,423	65,091	(668)	-1.0%	66,150	66,348	(198)	-0.3%

Total
Same Store Clubs	145,194	144,631	563	0.4%	147,348	146,004	1,344	0.9%
New or Acquired Clubs	2,876	1,079	1,797	166.5%	—	—	—	—
Total memberships at end of period	148,070	145,710	2,360	1.6%	147,348	146,004	1,344	0.9%

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

Segment EBITDA —We evaluate segment performance and allocate resources based on Segment EBITDA. We consider Segment EBITDA an important indicator of the operational strength and performance of our business. We have included Segment EBITDA because it is a key financial measure used by our management to (i) internally measure our operating performance and (ii) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. Segment EBITDA is defined as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants.  The additional items that are adjusted to determine Segment EBITDA are:

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

The following table presents our financial operating results as a percent of our total revenues for the periods indicated.

	Twelve Weeks Ended				Twenty-four Weeks Ended
Consolidated Condensed	June 12,	% of	June 14,	% of	June 12,	% of	June 14,	% of
Statement of Operations	2012	Revenue	2011	Revenue	2012	Revenue	2011	Revenue
	(dollars in thousands)

Club operations	$130,835	69.8%	$124,830	70.2%	$242,720	71.7%	$232,500	72.1%
Food and beverage	55,737	29.8%	52,290	29.4%	94,118	27.8%	88,255	27.4%
Other revenues	794	0.4%	699	0.4%	1,502	0.5%	1,564	0.5%
Total revenues	187,366		177,819		338,340		322,319
Direct and selling, general, and administrative expenses:
Club operating costs exclusive of depreciation	117,951	63.0%	111,074	62.5%	219,958	65.0%	208,129	64.6%
Cost of food and beverage sales exclusive of depreciation	17,298	9.2%	16,064	9.0%	30,298	9.0%	28,333	8.8%
Depreciation and amortization	17,809	9.5%	20,707	11.6%	36,539	10.8%	41,859	13.0%
Provision for doubtful accounts	500	0.3%	690	0.4%	1,245	0.4%	1,539	0.5%
Loss on disposals/acquisitions of assets	1,544	0.8%	2,677	1.5%	923	0.3%	4,872	1.5%
Impairment of assets	862	0.5%	—	0.0%	862	0.3%	—	0.0%
Equity in earnings from unconsolidated ventures	(291)	–0.2%	(199)	–0.1%	(610)	–0.2%	(458)	–0.1%
Selling, general and administrative	10,096	5.4%	12,091	6.8%	20,646	6.1%	21,086	6.5%
Operating income from continuing operations	21,597	11.5%	14,715	8.3%	28,479	8.4%	16,959	5.3%
Interest and investment income	34	0.0%	33	0.0%	57	0.0%	66	0.0%
Interest expense	(19,813)	–10.6%	(19,699)	–11.1%	(39,746)	–11.7%	(39,674)	–12.3%
Change in fair value of interest rate cap agreements	—	0.0%	(41)	–0.0%	(1)	–0.0%	(116)	–0.0%
Other income	866	0.5%	866	0.5%	1,731	0.5%	1,727	0.5%
Income (loss) before income taxes	2,684	1.4%	(4,126)	–2.3%	(9,480)	–2.8%	(21,038)	–6.5%
Income tax (expense) benefit	(4,320)	–2.3%	1,664	0.9%	(1,630)	–0.5%	7,865	2.4%
(Loss) income from continuing operations	(1,636)	–0.9%	(2,462)	–1.4%	(11,110)	–3.3%	(13,173)	–4.1%
Loss from discontinued clubs, net of income tax (expense) benefit of $(38), $(3), $8 and $69 for the twelve weeks ended June 12, 2012 and June 14, 2011 and the twenty-four weeks ended June 12, 2012 and June 14, 2011, respectively	(34)	–0.0%	1	0.0%	(142)	–0.0%	(144)	–0.0%
Net loss	(1,670)	–0.9%	(2,461)	–1.4%	(11,252)	–3.3%	(13,317)	–4.1%
Loss attributable to noncontrolling interests	(167)	–0.1%	(302)	–0.2%	(154)	–0.0%	(261)	–0.1%
Loss attributable to ClubCorp	$(1,837)	–1.0%	$(2,763)	–1.6%	$(11,406)	–3.4%	$(13,578)	–4.2%

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management includes the average expected life of an active membership used to amortize initiation fees and deposits, our weighted average borrowing rate used to accrete membership initiation deposit liability, inputs for impairment testing of goodwill, intangibles and long-lived assets, and insurance reserve liability estimates. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2011 Annual Report.

Results of Operations

Comparison of the Twelve Weeks Ended June 12, 2012 and June 14, 2011

The following table presents key financial information derived from our consolidated condensed statement of operations for the twelve weeks ended June 12, 2012 and June 14, 2011:

	Twelve Weeks Ended
	Jun. 12, 2012	Jun. 14, 2011	Change	% Change
	(dollars in thousands)
Total revenues	$187,366	$177,819	$9,547	5.4%
Club operating costs and expenses exclusive of depreciation(1)	135,749	127,828	7,921	6.2%
Depreciation and amortization	17,809	20,707	(2,898)	–14.0%
Loss on disposals of assets	1,544	2,677	(1,133)	–42.3%
Impairment of assets	862	—	862	100.0%
Equity in earnings from unconsolidated ventures	(291)	(199)	(92)	–46.2%
Selling, general and administrative expenses	10,096	12,091	(1,995)	–16.5%
Operating income from continuing operations	21,597	14,715	6,882	46.8%
Interest and investment income	34	33	1	3.0%
Interest expense	(19,813)	(19,699)	114	0.6%
Change in fair value of interest rate cap agreements	—	(41)	41	100.0%
Other income	866	866	—	0.0%
Income (loss) before income taxes	2,684	(4,126)	6,810	165.1%
Income tax (expense) benefit	(4,320)	1,664	(5,984)	–359.6%
Loss from continuing operations	$(1,636)	$(2,462)	$826	33.5%

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Revenues of $187.4 million increased $9.5 million, or 5.4%, for the twelve weeks ended June 12, 2012 compared to the twelve weeks ended June 14, 2011 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $9.3 million, or 6.8%, of which $5.3 million is attributable to golf and country club properties added in 2011 and 2012. The remaining golf and country club revenue increase is primarily due to increases in membership revenues, food and beverage revenues and golf operations revenues.  Additionally, business, sports and alumni clubs revenues increased $0.5 million, or 1.3% primarily due to an increase in private event revenues.

Club operating costs and expenses increased $7.9 million, or 6.2%, for the twelve weeks ended June 12, 2012 compared to the twelve weeks ended June 14, 2011, of which $4.3 million is attributable to club properties added in 2011 and 2012. The remaining increase of $3.6 million is primarily due to increased labor and cost of goods sold associated with increased revenue as well as increased insurance expenses.

Depreciation and amortization decreased $2.9 million, or 14.0%, for the twelve weeks ended June 12, 2012 compared to the twelve weeks ended June 14, 2011 due to a $3.4 million decrease in amortization expense as certain membership relationship intangibles have become fully amortized offset by a $0.5 million increase in depreciation.

Loss on disposal of assets for the twelve weeks ended June 12, 2012 was comprised primarily of losses on asset retirements offset by eminent domain proceeds of $0.3 million. Loss on disposal of assets for the twelve weeks ended June 14, 2011 was primarily comprised of losses on asset retirements.

Impairment of assets for the twelve weeks ended June 12, 2012 was primarily comprised of an impairment of an equity method investment.

Selling, general and administrative expenses decreased $2.0 million, or 16.5%, for the twelve weeks ended June 12, 2012 compared to the twelve weeks ended June 14, 2011 primarily due to professional fees incurred in 2011 in connection with becoming a public filer with the Securities and Exchange Commission and a decrease in legal, professional and other costs incurred in connection with the acquisition of golf and country clubs.

Interest expense was $19.8 million and $19.7 million for the twelve weeks ended June 12, 2012 and June 14, 2011, respectively.  The fluctuation is minimal as a significant portion of our indebtedness is at a fixed rate and interest rates on our variable rate indebtedness have remained consistent.

Income tax expense for the twelve weeks ended June 12, 2012 increased $6.0 million, or 359.6%, compared to the twelve weeks ended June 14, 2011.  The increase was driven primarily by a $6.8 million increase in pre-tax income. The effective tax rates were 160.5% and 40.5% for the twelve weeks ended June 12, 2012 and the twelve weeks ended June 14, 2011, respectively. For the twelve weeks ended June 12, 2012, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to changes in uncertain tax positions and state taxes. For the twelve weeks ended June 14, 2011, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to state taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended June 12, 2012 and June 14, 2011:

	Twelve Weeks Ended
Same Store Golf and Country Clubs	Jun. 12, 2012	Jun. 14, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	96	96
Total revenues	$140,539	$136,555	$3,984	2.9%
Segment EBITDA from continuing operations	42,437	40,513	1,924	4.7%

	Twelve Weeks Ended
Total Golf and Country Clubs	Jun. 12, 2012	Jun. 14, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	103	99
Total revenues	$146,153	$136,858	$9,295	6.8%
Segment EBITDA from continuing operations	43,500	40,596	2,904	7.2%

Revenues for same store golf and country clubs increased $4.0 million, or 2.9%, for the twelve weeks ended June 12, 2012 compared to the twelve weeks ended June 14, 2011 primarily due to increases in membership revenues, food and beverage revenues and golf operations revenues. Membership revenues increased $1.7 million, or 2.8%, due to an increase in dues per membership, driven in part by the O.N.E. offering, partially offset by a 0.6% decline in average memberships during the period. Food and beverage revenues increased $1.0 million, or 3.2%, due to an increase in check average and a la carte volume, which was impacted by the increased visits attributable to the O.N.E. offering, and an increase in revenues from social private events. Golf operations revenues increased $0.8 million, or 2.3%, primarily due to an increase in merchandise sales and cart rental revenues as member golf rounds increased 1.8%.

Segment EBITDA for same store golf and country clubs increased $1.9 million, or 4.7%, for the twelve weeks ended June 12, 2012 compared to the twelve weeks ended June 14, 2011 primarily due to increases in revenues partially offset by a related increase in operating expenses.  Segment EBITDA margin for same store golf and country clubs increased 50 basis points for the twelve weeks ended June 12, 2012 to 30.2% compared to 29.7% for the twelve weeks ended June 14, 2011 primarily due to the increase in membership and golf operations revenues, which are higher margin revenue streams.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended June 12, 2012 and June 14, 2011:

	Twelve Weeks Ended
Same Store & Total Business, Sports and Alumni Clubs	Jun. 12, 2012	Jun. 14, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	51	51
Total revenues	$42,132	$41,594	$538	1.3%
Segment EBITDA from continuing operations	8,619	8,193	426	5.2%

Revenues for same store business, sports and alumni clubs increased $0.5 million, or 1.3%, for the twelve weeks ended June 12, 2012 compared to the twelve weeks ended June 14, 2011 primarily due to an increase in food and beverage revenues. Food and beverage revenues increased $0.6 million, or 3.0%, primarily as a result of a 3.4% increase in private event revenues, which was driven by revenues from both corporate and social private events.

Segment EBITDA for same store business, sports and alumni clubs increased $0.4 million, or 5.2%, for the twelve weeks ended June 12, 2012 compared to the twelve weeks ended June 14, 2011 due to the increase in revenue and overall lower operating costs and expenses.  Segment EBITDA margin for same store business, sports and alumni clubs increased 80 basis points for twelve weeks ended June 12, 2012 to 20.5% compared to 19.7% for the twelve weeks ended June 14, 2011 primarily due higher a la carte check averages and revenue per private event as well as a focus on cost controls and expense management which led to lower operating costs and expenses.

Comparison of the Twenty-four Weeks Ended June 12, 2012 and June 14, 2011

The following table presents key financial information derived from our consolidated condensed statement of operations for the twenty-four weeks ended June 12, 2012 and June 14, 2011:

	Twenty-four Weeks Ended
	Jun. 12, 2012	Jun. 14, 2011	Change	% Change
	(dollars in thousands)
Total revenues	$338,340	$322,319	$16,021	5.0%
Club operating costs and expenses exclusive of depreciation(1)	251,501	238,001	13,500	5.7%
Depreciation and amortization	36,539	41,859	(5,320)	–12.7%
Loss on disposals of assets	923	4,872	(3,949)	–81.1%
Impairment of assets	862	—	862	100.0%
Equity in earnings from unconsolidated ventures	(610)	(458)	(152)	–33.2%
Selling, general and administrative expenses	20,646	21,086	(440)	–2.1%
Operating income from continuing operations	28,479	16,959	11,520	67.9%
Interest and investment income	57	66	(9)	–13.6%
Interest expense	(39,746)	(39,674)	72	0.2%
Change in fair value of interest rate cap agreements	(1)	(116)	115	99.1%
Other income	1,731	1,727	4	0.2%
Loss before income taxes	(9,480)	(21,038)	11,558	54.9%
Income tax (expense) benefit	(1,630)	7,865	(9,495)	–120.7%
Loss from continuing operations	$(11,110)	$(13,173)	$2,063	15.7%

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Revenues of $338.3 million increased $16.0 million, or 5.0%, for the twenty-four weeks ended June 12, 2012 compared to the twenty-four weeks ended June 14, 2011 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $15.5 million, or 6.3%, of which $7.5 million is attributable to golf and country club properties added in 2011 and 2012. The remaining golf and country club revenue increase is primarily due to increases in membership revenues, food and beverage revenues and golf operations revenues.  Additionally, business, sports and alumni clubs revenues increased $1.1 million, or 1.4% primarily due to an increase in private event revenues.

Club operating costs and expenses increased $13.5 million, or 5.7%, for the twenty-four weeks ended June 12, 2012 compared to the twenty-four weeks ended June 14, 2011, of which $6.9 million is attributable to club properties added in 2011 and 2012. The remaining increase of $6.6 million is primarily due to increased labor and cost of goods sold associated with increased revenue, increased variable compensation expense due to improved company performance, increased insurance expenses and adjustments to foreign currency translation expense.

Depreciation and amortization decreased $5.3 million, or 12.7%, for the twenty-four weeks ended June 12, 2012 compared to the twenty-four weeks ended June 14, 2011 due to a $6.9 million decrease in amortization expense as certain membership relationship intangibles have become fully amortized offset by a $1.6 million increase in depreciation.

Loss on disposal of assets for the twenty-four weeks ended June 12, 2012 was comprised primarily of losses on asset retirements offset by $1.5 million related to insurance proceeds and eminent domain proceeds of $0.3 million. Loss on disposal of assets for the twenty-four weeks ended June 14, 2011 was primarily comprised of losses on asset retirements.

Impairment of assets for the twelve weeks ended June 12, 2012 was primarily comprised of an impairment of an equity method investment.

Selling, general and administrative expenses decreased $0.4 million, or 2.1%, for the twenty-four weeks ended June 12, 2012 compared to the twenty-four weeks ended June 14, 2011 due to professional fees incurred in 2011 in connection with becoming a public filer with the Securities and Exchange Commission and a decrease in legal, professional and other costs incurred in connection with the acquisition of golf and country clubs. These expense decreases were offset by increased variable compensation expense due to improved company performance and increased labor costs related to the transition and centralization of club accounting and related functions to a corporate function, which resulted in an increase in selling, general and administrative expenses and an offsetting decrease in labor costs reported in Club operating costs and expenses.

Interest expense was $39.7 million and $40.0 million for the twenty-four weeks ended June 12, 2012 and June 14, 2011, respectively.  The fluctuation is minimal as a significant portion of our indebtedness is at a fixed rate and interest rates on our variable rate indebtedness have remained consistent.

Income tax expense for the twenty-four weeks ended June 12, 2012 increased $9.5 million, or 120.7%, compared to the twenty-four weeks ended June 14, 2011.  The increase was driven primarily by a $11.6 million increase in pre-tax income. The effective tax rates were (17.1)% and 37.4% for the twenty-four weeks ended June 12, 2012 and the twenty-four weeks ended June 14, 2011, respectively. For the twenty-four weeks ended June 12, 2012, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to changes in uncertain tax positions and state taxes. For the twenty-four weeks ended June 14, 2011, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to state taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twenty-four weeks ended June 12, 2012 and June 14, 2011:

	Twenty-four Weeks Ended
Same Store Golf and Country Clubs	Jun. 12, 2012	Jun. 14, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	96	96
Total revenues	$252,551	$244,559	$7,992	3.3%
Segment EBITDA from continuing operations	72,318	68,102	4,216	6.2%

	Twenty-four Weeks Ended
Total Golf and Country Clubs	Jun. 12, 2012	Jun. 14, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	103	99
Total revenues	$260,397	$244,862	$15,535	6.3%
Segment EBITDA from continuing operations	73,033	68,184	4,849	7.1%

Revenues for same store golf and country clubs increased $8.0 million, or 3.3%, for the twenty-four weeks ended June 12, 2012 compared to the twenty-four weeks ended June 14, 2011 primarily due to increases in membership revenues, food and beverage revenues and golf operations revenues. Membership revenues increased $3.5 million, or 2.9%, due to an increase in dues per membership, driven in part by the O.N.E. offering, partially offset by a 0.1% decline in average memberships during the period. Food and beverage revenues increased $2.4 million, or 4.5%, due to an increase in check average and a la carte volume, which was also driven by the increased visits attributable to the O.N.E. offering, and an increase in revenues from social private events. Golf operations revenues increased $1.4 million, or 2.4%, primarily due to an increase in cart rental revenues and merchandise sales as warm temperatures helped drive an increase of 3.7% in member golf rounds.

Segment EBITDA for same store golf and country clubs increased $4.2 million, or 6.2%, for the twenty-four weeks ended June 12, 2012 compared to the twenty-four weeks ended June 14, 2011 primarily due to increases in revenues partially offset by a related increase in operating expenses.  Segment EBITDA margin for same store golf and country clubs increased 70 basis points for the twenty-four weeks ended June 12, 2012 to 28.6% compared to 27.9% for the twenty-four weeks ended June 14, 2011 primarily due to the increase in membership and golf operations revenues, which are higher margin revenue streams.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twenty-four weeks ended June 12, 2012 and June 14, 2011:

	Twenty-four Weeks Ended
Same Store & Total Business, Sports and Alumni Clubs	Jun. 12, 2012	Jun. 14, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	51	51
Total revenues	$80,476	$79,377	$1,099	1.4%
Segment EBITDA from continuing operations	14,448	13,057	1,391	10.7%

Revenues for same store business, sports and alumni clubs increased $1.1 million, or 1.4%, for the twenty-four weeks ended June 12, 2012 compared to the twenty-four weeks ended June 14, 2011 primarily due to an increase in food and beverage revenues. Food and beverage revenues increased $1.2 million, or 3.4%, primarily as a result of a 4.7% increase in private event revenues, which was driven by revenues from both corporate and social private events.

Segment EBITDA for same store business, sports and alumni clubs increased $1.4 million, or 10.7%, for the twenty-four weeks ended June 12, 2012 compared to the twenty-four weeks ended June 14, 2011 due to the increase in revenue and overall lower operating costs and expenses.  Segment EBITDA margin for same store business, sports and alumni clubs increased 150 basis points for twenty-four weeks ended June 12, 2012 to 18.0% compared to 16.5% for the twenty-four weeks ended June 14, 2011 primarily due higher a la carte check averages and revenue per private event as well as a focus on cost controls and expense management which led to lower operating costs and expenses.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our properties, fund expansions at our properties, be poised for external growth in the marketplace and make distributions to our equityholders. Our cash position increased $9.9 million to $60.2 million as of June 12, 2012 compared to $50.3 million as of December 27, 2011. The primary reason for the increase was cash provided by operations offset by the spend of capital to expand and improve our existing properties and cash used to repay debt.

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

Cash Flows from Operating Activities

Our cash flows from operations increased $2.3 million to $35.3 million for the twenty-four weeks ended June 12, 2012 compared to $33.0 million for the twenty-four weeks ended June 14, 2011.

Cash Flows used in Investing Activities

Our cash flows used in investing activities decreased $17.6 million to $18.9 million for the twenty-four weeks ended June 12, 2012 compared to $36.5 million for the twenty-four weeks ended June 14, 2011. The decrease is primarily due to a $15.2 million decrease in cash used for acquisitions in the twenty-four weeks ended June 12, 2012 compared to the twenty-four weeks ended June 14, 2011. Additionally, in the twenty-four weeks ended June 12, 2012, we received $2.0 million in proceeds from insurance relating to damage from a hurricane.  We used $17.9 million for improving and expanding our existing properties in the twenty-four weeks ended June 12, 2012 compared to $18.2 million in the twenty-four weeks ended June 14, 2011.

Cash Flows used in Financing Activities

Our cash flows used in financing activities increased $2.6 million to $7.1 million for the twenty-four weeks ended June 12, 2012 compared to $4.5 million for the twenty-four weeks ended June 14, 2011. Cash used in financing activities relates primarily to transactions related to our debt. During the twenty-four weeks ended June 12, 2012, we decreased our debt by $7.4 million. During the twenty-four weeks ended June 14, 2011, we decreased our debt by $5.3 million.

We have extended the maturity of our GECC loan to July 2013. Additionally, we have agreed upon terms to amend the GECC loan agreement to extend the maturity even further and intend to execute this amendment prior to the end of our fiscal third quarter 2012. We do not expect significant changes in our future cash flows related to financing activities in the remainder of fiscal year 2012.

Our cash and cash equivalents increased by $9.9 million in the twenty-four weeks ended June 12, 2012 and decreased by $8.8 million in the twenty-four weeks ended June 14, 2011.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the twenty-four weeks ended June 12, 2012 and June 14, 2011, we spent approximately $8.5 million and $9.6 million, respectively, in capitalized costs to maintain our existing properties. We anticipate spending approximately $12 million in additional capital expenditures to maintain our facilities in the remainder of fiscal year 2012.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $12.9 million and $27.3 million for the twenty-four weeks ended June 12, 2012 and June 14, 2011, respectively. We anticipate spending an additional $17 million in the remainder of fiscal year 2012 for expansion and improvement projects we feel have a high potential for return on investment. This amount could increase if acquisition or other opportunities are identified that fit our strategy to expand our business.

Debt

Senior Secured Debt

2010 Secured Credit Facility— On November 30, 2010, we entered into secured credit facilities comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. As of June 12, 2012, we had $16.5 million of standby letters of credit outstanding which limits our remaining availability for borrowing under the revolving credit facility to $33.5 million.

As of June 12, 2012, we were in compliance with all covenant restrictions under our secured credit facilities.

The credit agreement governing our secured credit facilities contains certain financial and non-financial covenants. The financial covenants require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis as shown in the following table:

	2012	2013	2014	2015	2016 and Thereafter
Financial ratios:
Total adjusted debt to Adjusted EBITDA(1) (“Total Leverage Ratio”)
Less than:	6.15x	5.35x	4.75x	4.50x	4.00x
Adjusted EBITDA(1) to total adjusted interest expense (“Interest Coverage Ratio”)
Greater than:	1.95x	2.15x	2.30x	2.50x	2.75x

The following table shows the financial ratios as of June 12, 2012 for continuing operations:

Four Quarters Ended Jun. 12, 2012
(dollars in thousands)
Adjusted EBITDA(1)	$159,086
Total adjusted debt(2)	$765,997
Total adjusted interest expense(3)	$63,569
Financial ratios:
Total Leverage Ratio	4.81x
Interest Coverage Ratio	2.50x

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows:

	Twenty-four Weeks Ended Jun. 12, 2012	Four Quarters Ended Jun. 12, 2012
	(dollars in thousands)
Net loss	$(11,252)	$(32,833)
Interest expense	39,746	83,767
Income tax expense (benefit)	1,630	(6,530)
Interest and investment income	(57)	(129)
Depreciation and amortization	36,539	88,202
EBITDA	66,606	132,477
Management fees(a)	541	1,258
Impairments and write-offs(b)	862	2,135
Employee termination costs(c)	184	393
Foreign currency loss(d)	30	2,038
Noncontrolling interest—income(e)	(154)	(468)
Acquisition transaction adjustment—revenue(f)	1,181	3,333
Acquisition transaction adjustment—equity investment basis(g)	945	2,048
Acquisition transaction adjustment—rent expense(h)	117	350
Discontinued and divested operations loss(i)	142	581
Equity investment expense net of cash distributions(j)	(235)	1,312
Loss on disposals and acquisitions of assets(k)	923	5,639
Franchise taxes(l)	194	580
Non-cash gains related to mineral rights(m)	(1,731)	(3,750)
Acquisition transaction costs(n)	349	1,165
Change in fair value of interest rate cap agreements(o)	1	22
Costs of surety bonds(p)	23	41
Non-recurring charges—arbitration award(q)	—	3,968
Non-recurring charges— long-term incentive plan(r)	766	2,428
Non-recurring charges— other(s)	173	1,068
Property tax accrual—California Proposition 13(t)	—	2,468
Adjusted EBITDA	$70,917	$159,086

(a)                                  Represents management fees and expenses paid to an affiliate of KSL.

(b)                                 Represents impairment charges related to impairment of liquor licenses, impairment of carrying value of assets and impairment of an equity method investment.

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

(i)                                     Represents income or loss from discontinued operations.

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

(n)                                 Represents legal and professional fees related to the acquisition of golf and country clubs and new agreements to manage golf and country clubs.

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

(2)                                  The reconciliation of our long-term debt to adjusted debt is as follows:

As of Jun. 12, 2012
(dollars in thousands)
Long-term debt (net of current portion)	$770,627
Current maturities of long-term debt	13,143
Outstanding letters of credit(a)	16,507
Uncollateralized surety bonds(b)	720
Adjustment per credit agreement(c)	(35,000)
Total adjusted debt	$765,997

(a)                                  Represents total outstanding letters of credit.

(b)                                 Represents surety bonds not collateralized by letters of credit.

(c)                                  Represents adjustment per our secured credit facilities. Long-term debt is reduced by the lesser of (1) $35.0 million and (2) total unrestricted cash and cash equivalents.

(3)                                  The reconciliation of our interest expense to adjusted interest expense is as follows:

	Twenty-four Weeks Ended Jun. 12, 2012	Four Quarters Ended Jun. 12, 2012
	(dollars in thousands)
Interest expense	$39,746	$83,782
Less: Interest expense related to Membership deposit liabilities(a)	(9,251)	(18,199)
Less: Loan origination fee amortization(b)	(922)	(1,980)
Less: Revolver commitment fees(c)	(117)	(252)
Add: Capitalized interest(d)	77	234
Add: Interest income	(9)	(16)
Total adjusted interest expense	$29,524	$63,569

(a)                                  Represents amortization of discount on membership deposit liabilities.

(b)                                 Represents amortization of loan origination fees on long-term debt.

(c)                                  Represents commitment fees for revolver facility.

(d)                                 Represents capitalized interest.

See Note 9 of the notes to consolidated condensed financial statements included elsewhere herein for further discussion of debt.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of June 12, 2012. There have been no material changes outside the normal course of business to our contractual obligations and other commercial commitments since December 27, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk during the twenty-four weeks ended June 12, 2012 as previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 12, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 12, 2012.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 12, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the quarterly report on Form 10-Q of ClubCorp Club Operations, Inc. for the quarter ended June 12, 2012, filed on July 19, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Changes in Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements. ***

*                   Exhibit is filed herewith.

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

CLUBCORP CLUB OPERATIONS, INC.

Date: July 19, 2012	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)