Form 10-Q
period 2012-09-04
ClubCorp Club Operations, Inc.
filed 2012-10-15
CIK 1515382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 4, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant’s shares of common stock are not traded on an exchange or in any public market.  As of September 4, 2012, the number of the shares outstanding of the registrant’s common stock was 1,000.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited consolidated condensed statements of operations and comprehensive loss for the twelve and thirty-six weeks ended September 4, 2012 and September 6, 2011	2
	Unaudited consolidated condensed balance sheets as of September 4, 2012 and December 27, 2011	3
	Unaudited consolidated condensed statements of cash flows for the thirty-six weeks ended September 4, 2012 and September 6, 2011	4
	Unaudited consolidated condensed statements of changes in equity for the thirty-six weeks ended September 4, 2012 and September 6, 2011	5
	Notes to unaudited consolidated condensed financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Twelve and Thirty-Six Weeks Ended September 4, 2012 and September 6, 2011

(In thousands of dollars)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
REVENUES:
Club operations	$131,582	$127,332	$372,428	$357,800
Food and beverage	47,779	45,528	141,303	133,259
Other revenues	662	548	2,164	2,109
Total revenues	180,023	173,408	515,895	493,168

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	117,334	114,564	335,337	320,634
Cost of food and beverage sales exclusive of depreciation	15,780	14,840	45,952	43,027
Depreciation and amortization	17,592	21,159	53,926	62,802
Provision for doubtful accounts	983	976	2,216	2,503
Loss on disposals of assets	2,536	1,151	3,456	6,011
Impairment of assets	—	—	770	—
Equity in earnings from unconsolidated ventures	(349)	(347)	(959)	(805)
Selling, general and administrative	9,679	14,978	30,325	36,064
OPERATING INCOME	16,468	6,087	44,872	22,932

Interest and investment income	29	34	86	100
Interest expense	(19,824)	(20,110)	(59,501)	(59,711)
Change in fair value of interest rate cap agreements	(7)	(18)	(8)	(134)
Other income	92	867	1,823	2,594
LOSS BEFORE INCOME TAXES	(3,242)	(13,140)	(12,728)	(34,219)
INCOME TAX BENEFIT (EXPENSE)	1,581	3,879	(49)	11,744
LOSS FROM CONTINUING OPERATIONS	(1,661)	(9,261)	(12,777)	(22,475)
(Loss) income from discontinued clubs, net of income tax benefit (expense) of $1,253 and $(52) for the twelve weeks ended September 4, 2012 and September 6, 2011, respectively, and $1,259 and $17 for the thirty-six weeks ended September 4, 2012 and September 6, 2011, respectively	(10,576)	63	(10,712)	(40)
NET LOSS	(12,237)	(9,198)	(23,489)	(22,515)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(15)	(147)	(169)	(408)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(12,252)	$(9,345)	$(23,658)	$(22,923)

Foreign currency translation, net of tax	1,582	(370)	1,111	(240)
OTHER COMPREHENSIVE INCOME (LOSS)	1,582	(370)	1,111	(240)
NET LOSS	(12,237)	(9,198)	(23,489)	(22,515)
COMPREHENSIVE LOSS	(10,655)	(9,568)	(22,378)	(22,755)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(15)	(147)	(169)	(408)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(10,670)	$(9,715)	$(22,547)	$(23,163)

 See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of September 4, 2012 and December 27, 2011

(In thousands of dollars, except share and per share amounts)

	September 4, 2012	December 27, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,761	$50,317
Receivables, net of allowances of $3,340 and $3,586 at September 4, 2012 and December 27, 2011, respectively	71,867	52,707
Inventories	15,626	14,663
Prepaids and other assets	12,913	11,329
Deferred tax assets	7,201	7,201
Assets held for sale	6,061	—
Total current assets	187,429	136,217
Investments	12,714	13,816
Property and equipment, net (includes $9,987 and $10,167 related to VIEs at September 4, 2012 and December 27, 2011, respectively)	1,225,403	1,244,806
Notes receivable, net of allowances of $499 and $373 at September 4, 2012 and December 27, 2011, respectively	2,816	981
Goodwill	258,459	264,959
Intangibles, net	35,460	42,275
Other assets	27,273	29,420
TOTAL ASSETS	$1,749,554	$1,732,474

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	12,966	13,290
Membership deposits - current portion	81,742	69,870
Accounts payable	23,125	24,026
Accrued expenses	44,053	35,079
Accrued taxes	19,186	14,706
Other liabilities	75,285	52,799
Total current liabilities	256,357	209,770
Long-term debt (includes $1,617 and $1,671 related to VIEs at September 4, 2012 and December 27, 2011, respectively)	769,749	772,272
Membership deposits	206,048	203,542
Deferred tax liability	216,074	222,113
Other liabilities	125,295	126,368
Total liabilities	1,573,523	1,534,065
Commitments and contingencies (See Note 13)

EQUITY (DEFICIT)
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at September 4, 2012 and December 27, 2011	1	1
Additional paid-in capital	213,310	213,310
Accumulated other comprehensive loss	(1,451)	(2,562)
Retained deficit	(47,222)	(23,564)
Total stockholders’ equity	164,638	187,185
Noncontrolling interests in consolidated subsidiaries	11,393	11,224
Total equity	176,031	198,409
TOTAL LIABILITIES AND EQUITY	$1,749,554	$1,732,474

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Thirty-Six Weeks Ended September 4, 2012 and September 6, 2011

 (In thousands of dollars)

	Thirty-Six Weeks Ended
	September 4, 2012	September 6, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,489)	$(22,515)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	47,393	46,132
Amortization and depletion	6,826	17,327
Asset impairments	5,973	—
Bad debt expense	2,256	2,521
Equity in earnings from unconsolidated ventures	(959)	(805)
Distribution from investment in unconsolidated ventures	1,346	2,570
Loss on disposals of assets	10,113	5,953
Amortization of debt issuance costs	1,388	1,319
Accretion of discount on member deposits	13,836	13,762
Amortization of surface rights bonus revenue	(1,823)	(2,596)
Amortization of above and below market rent intangibles	176	147
Deferred income tax benefit	(15,330)	(14,356)
Net change in fair value of interest rate cap agreements	8	134
Net change in prepaid expenses and other assets	(2,774)	(3,142)
Net change in receivables and membership notes	(19,858)	(16,670)
Net change in accounts payable and accrued liabilities	6,521	17,342
Net change in other current liabilities	30,970	15,500
Net change in long-term tax liabilities	9,212	224
Net change in other long-term liabilities	(5,684)	(3,101)
Net cash provided by operating activities	66,101	59,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,467)	(28,383)
Acquisitions	(3,570)	(22,743)
Proceeds from dispositions	393	303
Proceeds from insurance	1,978	—
Net change in restricted cash and capital reserve funds	97	(177)
Net cash used in investing activities	(32,569)	(51,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(10,797)	(8,674)
Purchase of interest rate cap agreement	(8)	—
Debt issuance costs	(167)	(117)
Change in membership deposits	—	1,114
Proceeds from new membership deposits	552	—
Repayments of membership deposits	(455)	—
Net cash used in financing activities	(10,875)	(7,677)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	787	(82)
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,444	987
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	50,317	56,531
CASH AND CASH EQUIVALENTS - END OF PERIOD	$73,761	$57,518

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Thirty-Six Weeks Ended September 4, 2012 and September 6, 2011

(In thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - December 28, 2010	$231,157	$1	$209,055	$(457)	$11,909	$10,649
Net (loss) income	(22,515)	—	—	—	(22,923)	408
Other comprehensive loss	(240)	—	—	(240)	—	—
Comprehensive (loss) income	(22,755)	—	—	(240)	(22,923)	408
BALANCE - September 6, 2011	$208,402	$1	$209,055	$(697)	$(11,014)	$11,057

BALANCE - December 27, 2011	$198,409	$1	$213,310	$(2,562)	$(23,564)	$11,224
Net (loss) income	(23,489)	—	—	—	(23,658)	169
Other comprehensive income	1,111	—	—	1,111	—	—
Comprehensive (loss) income	(22,378)	—	—	1,111	(23,658)	169
BALANCE - September 4, 2012	$176,031	$1	$213,310	$(1,451)	$(47,222)	$11,393

 See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, unless otherwise indicated)

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

The majority of membership deposits sold is not refundable until a fixed number of years (generally 30) after the date of acceptance of a member. We recognize revenue related to deposits over the average expected life of an active membership. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership, which is six years for golf and country club memberships and four for business, sports and alumni club memberships.  The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership fees is not refundable and is deferred and recognized as revenue on a straight line basis over the average expected life of an active membership.

Notes Receivable, Net of Allowances—These receivables reflect amounts due from our financing of membership initiation fees and deposits and span 14 months to 10 years and 6 months in original maturity. We recognize interest income as earned and provide an allowance for doubtful accounts. This allowance is based on factors including the historical trends of write-offs and recoveries, the financial strength of the member and projected economic and market conditions.

Goodwill and Other Intangibles, Net—We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangibles specifically related to an individual property are recorded at the property level. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives as reflected in Note 7.

We assess the recoverability of the carrying value of goodwill and other indefinite lived intangibles annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount with an impairment being recognized only where the fair value is less than carrying value. See Note 7.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s. The update generally clarifies fair value measurement guidance and requires certain additional disclosures related to fair value.  The update also includes instances where a particular principle or requirement for measuring fair value has changed.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  We adopted this standard in the first quarter of 2012 by including additional fair value disclosures.

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income.  The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements.  The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income and total comprehensive income.  The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this standard in the first quarter of 2012 by including total comprehensive income (loss) in our consolidated condensed statements of operations and comprehensive loss.

3. VARIABLE INTEREST ENTITIES

Consolidated variable interest entities (“VIEs”) include three managed golf course properties. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these VIEs is financed through a loan payable of $1.3 million collateralized by assets of the entity totaling $4.3 million as of September 4, 2012. The other VIEs are financed through advances from us. Outstanding advances as of September 4, 2012 total $3.0 million compared to recorded assets of $7.0 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated condensed balance sheets as of September 4, 2012 and December 27, 2011, net of intercompany amounts:

	September 4, 2012	December 27, 2011
Current assets	$1,302	$786
Fixed assets, net	9,987	10,167
Other assets	28	37
Total assets	$11,317	$10,990

Current liabilities	$1,375	$789
Long-term debt	1,617	1,671
Other liabilities	612	622
Noncontrolling interest	6,336	6,445
Company capital	1,377	1,463
Total liabilities and equity	$11,317	$10,990

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $11.3 million at September 4, 2012 and $11.0 million at December 27, 2011.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.3 million and $2.0 million at September 4, 2012 and December 27, 2011, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations and comprehensive loss. The difference between the carrying value of the investments and our share of the equity reflected in the joint ventures’ financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint ventures and was being amortized over approximately 20 years beginning in 2007.  During the twelve weeks ended June 12, 2012, we determined that one of our equity method investments had a decrease in value that was other than temporary.  We recognized an impairment loss of $0.7 million during the twelve weeks ended June 12, 2012 to adjust its carrying amount to its fair value. We recognized no additional impairment losses in the twelve weeks ended September 4, 2012. The valuation method used to determine fair value was based on a third party valuation unobservable in the marketplace. This valuation is considered a Level 3 measurement under ASC 820.

Additionally, we have one equity method investment of 10.2% of Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $10.9 million and $11.3 million at September 4, 2012 and December 27, 2011, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received volume rebates totaling $0.0 million and $1.9 million during the twelve and thirty-six weeks ended September 4, 2012, respectively, and $0.0 million and $2.1 million during the twelve and thirty-six weeks ended September 6, 2011, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007.  The value of these intangible assets was $8.7 million and $10.0 million at September 4, 2012 and December 27, 2011, respectively.

Significant financial information for the investment described in the preceding paragraph is as follows:

	September 4, 2012	December 27, 2011
Total assets	$97,480	$76,841
Total liabilities	$90,345	$78,238
Total equity (deficit)	$7,135	$(1,397)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
Total revenues	$22,319	$21,294	$56,530	$53,394
Net income	$10,173	$8,979	$24,284	$23,056

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
ClubCorp's equity in net income, excluding amortization	$771	$839	$2,325	$2,313
Amortization	(463)	(463)	(1,390)	(1,390)
ClubCorp's equity in net income	$308	$376	$935	$923

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

Derivative financial instruments are measured at fair value on a recurring basis. Derivative financial instruments include interest rate cap agreements. The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term assets and liabilities approximate their fair values as of September 4, 2012 and December 27, 2011. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

Assets Measured at Fair Value on a Nonrecurring Basis
During the twelve weeks ended September 4, 2012, we recorded an impairment loss on property, plant and equipment, which adjusted the carrying amount of assets held for sale to fair value, less cost to sell. The fair value of these assets held for sale is considered a Level 2 valuation as it was based on an observable selling price in an inactive market. See Note 11. The following table summarizes those assets which are measured at fair value, less cost to sell as of September 4, 2012, and at fair value at December 27, 2011.

		Basis of Fair Value Measurements
Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of September 4, 2012
Property, plant and equipment	$6,035	$—	$6,035	$—

As of December 27, 2011
Intangible assets - trademarks	$1,100	$—	$—	$1,100
Intangible assets - liquor licenses	$1,048	$—	$956	$92
During the thirty-six weeks ended September 4, 2012, we recorded impairment losses on an equity method investment and property, plant and equipment, which adjusted the carrying amount of certain assets to their fair value. The fair value was calculated as a Level 3 measurement under FASB ASC Topic 820. See Notes 4 and 6.

6. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at September 4, 2012 and December 27, 2011:

	September 4, 2012	December 27, 2011
Land and land improvements	$853,715	$850,181
Buildings and recreational facilities	399,052	405,812
Machinery and equipment	160,380	153,507
Leasehold improvements	82,419	77,503
Furniture and fixtures	60,339	56,769
Construction in progress	7,039	1,999
	1,562,944	1,545,771
Accumulated depreciation and amortization	(337,541)	(300,965)
Total	$1,225,403	$1,244,806

An impairment of property and equipment of $5.1 million was recorded in the twelve weeks ended September 4, 2012. See Note 11.

During the twelve weeks ended June 12, 2012, we recognized impairment losses of $0.1 million to adjust the carrying amount of certain property and equipment to its fair value of $0.2 million due to continued and projected negative operating cash flows as well as changes in the expected holding period of certain fixed assets.  The valuation method used to determine fair value was based on an analysis of discounted future free cash flows using a risk-adjusted discount rate (“Income Approach”), and based on cost adjusted for economic obsolescence (“Cost Approach”).  These valuations are considered Level 3 measurements under FASB ASC Topic 820. We recognized no other impairment losses in the thirty-six weeks ended September 4, 2012.

We recognized no impairment losses in the twelve and thirty-six weeks ended September 6, 2011.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at September 4, 2012 and December 27, 2011:

		September 4, 2012			December 27, 2011
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks		$25,210	$—	$25,210	$25,210	$—	$25,210
Liquor Licenses		4,026	—	4,026	4,017	—	4,017
Intangible assets with finite lives:
Membership Relationships	6-7 years	59,260	(53,378)	5,882	59,260	(46,846)	12,414
Management Contracts	6-9 years	2,321	(2,059)	262	2,321	(1,809)	512
Other	7 years	426	(346)	80	426	(304)	122
Total		$91,243	$(55,783)	$35,460	$91,234	$(48,959)	$42,275

Goodwill		$258,459	$—	$258,459	$264,959	$—	$264,959

Intangible asset amortization expense was $2.3 million and $6.8 million for the twelve and thirty-six weeks ended September 4, 2012, respectively, and $5.7 million and $17.3 million for the twelve and thirty-six weeks ended September 6, 2011, respectively.  Liquor licenses are generally renewed annually and all renewal charges are expensed.

For each of the five years subsequent to 2011 and thereafter the amortization expense will be as follows:

Year	Amount

Remainder of 2012	$3,004
2013	2,855
2014	325
2015	40
2016	—
Thereafter	—
Total	$6,224

We evaluate goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount may not be fully recoverable. During the twelve weeks ended September 4, 2012, we entered into an agreement to sell a business, sports and alumni club for expected proceeds of $5.9 million. See Note 11. We evaluated goodwill for impairment in conjunction with this agreement.

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

If the carrying amount of the reporting units exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied value of the reporting unit's goodwill with the carrying value of that unit's goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination under FASB ASC Topic 810. Accordingly, the fair value of a reporting unit is allocated to all the assets and liabilities of that unit, including intangible assets, and any excess of the value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of its goodwill.

Based on this analysis, no impairment of goodwill was required prior to entering into the sales agreement. As a result of the classification of assets related to this property as held for sale, we allocated $6.5 million of goodwill to this property and subsequently recognized a loss on disposal of goodwill for this amount. This loss is presented in loss from discontinued operations in the consolidated condensed statements of operations and comprehensive loss.

As of September 4, 2012, ClubCorp had $113.1 million of goodwill allocated to the golf and country club segment and $145.4 million of goodwill allocated to the business, sports and alumni club segment.

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at September 4, 2012 and December 27, 2011:

	September 4, 2012	December 27, 2011
Accrued compensation	$20,863	$19,303
Accrued interest	14,587	8,017
Other accrued expenses	8,603	7,759
Total accrued expenses	$44,053	$35,079

Taxes payable	$19,085	$14,242
Taxes payable to Holdings	101	464
Total accrued taxes	$19,186	$14,706

Advance deposits from members	$19,556	$11,480
Prepaid dues	27,968	13,125
Deferred revenue - initiation deposits/fees	15,220	14,008
Insurance reserves	8,859	8,831
Advanced surface rights bonus payment	—	1,823
Other current liabilities	3,682	3,532
Total other current liabilities	$75,285	$52,799

Other long-term liabilities consist of the following at September 4, 2012 and December 27, 2011:

	September 4, 2012	December 27, 2011
Taxes payable	$51,778	$48,966
Deferred membership revenues	40,093	43,427
Casualty insurance loss reserves - long term portion	10,431	10,539
Above market lease intangibles	2,263	2,998
Deferred rent	17,584	17,069
Other	3,146	3,369
Total other long-term liabilities	$125,295	$126,368

9. DEBT AND CAPITAL LEASES

Interest Rate Cap Agreements—In December 2010, in connection with entering into our secured credit facility with Citibank as administrative agent (“Secured Credit Facilities”), we entered into an interest rate cap agreement that limits our exposure to increases in interest rates over certain amounts. This interest rate cap matures in December 2012 and limits the LIBOR rate to 3.0% on a notional amount of $155.0 million of debt.

In August 2012, as required by the amendment of our loan with General Electric Capital Corporation (“GECC”), we entered into a new interest rate cap agreement that limits our interest rate exposure to 6.2% on a notional amount of $31.2 million of debt. This interest rate cap matures in August 2014.

The aggregate fair value of the interest rate cap agreements, as described in Note 5, is included in other assets on the consolidated condensed balance sheets.  The change in fair value of the interest rate cap agreements in the twelve and thirty-six weeks ended September 4, 2012 and September 6, 2011 is summarized below:

	Secured Credit Facilities Caps	GECC Mortgage Loan Caps	Total
Fair value at December 28, 2010	$138	$—	$138
Loss included in earnings	(116)	—	(116)
Fair value at June 14, 2011	22	—	22
Loss included in earnings	(18)	—	(18)
Fair value at September 6, 2011	$4	$—	$4

Fair value at December 27, 2011	$1	$—	$1
Loss included in earnings	(1)	—	(1)
Fair value at June 12, 2012	—	—	—
Purchase	—	8	8
Loss included in earnings	—	(7)	(7)
Fair value at September 4, 2012	$—	$1	$1

General Electric Capital Corporation—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the year ended December 27, 2011, we extended the term of the loan to July 2012.  Effective August 1, 2012, we amended our loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of September 4, 2012, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017. We have classified the loan as long-term debt on the consolidated balance sheet. The interest rate was changed from 3.25% plus 30 day LIBOR to 5% plus the greater of three month LIBOR or 1%.

Long-term borrowings and lease commitments of the Company as of September 4, 2012 and December 27, 2011, are summarized below:

	September 4, 2012		December 27, 2011
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Unsecured Notes	$415,000	10.00%	$415,000	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	305,350	6.00%	307,675	6.00%	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2016
Revolving Notes ($50,000 capacity)	—	6.00%	—	6.00%	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2015
Mortgage Loans
General Electric Capital Corporation	31,148	6.00%	31,733	3.50%	As of September 4, 2012, 5.00% plus the greater of three month LIBOR or 1%; as of December 27, 2011, 3.25% + 30 day LIBOR	2017
Atlantic Capital Bank	3,707	4.50%	3,813	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
Other notes	3,316	5.75% - 8.00%	4,010	5.75% - 8.00%	Fixed	Various

	758,521		762,231
Capital leases	24,194		23,331
	782,715		785,562
Less current portion	(12,966)		(13,290)
	$769,749		$772,272

The amount of long-term debt maturing in each of the five years subsequent to 2011 and thereafter is as follows:

Year	Debt	Capital Leases	Total
Remainder of 2012	$1,156	$2,747	$3,903
2013	4,909	8,225	13,134
2014	3,374	6,642	10,016
2015	7,338	4,735	12,073
2016	296,110	1,797	297,907
Thereafter	445,634	48	445,682
Total	$758,521	$24,194	$782,715

Fair Value

Management classifies its debt obligations and estimated fair value as follows:

	September 4, 2012		December 27, 2011
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 1	$720,350	$757,700	$722,675	$701,692
Level 2	36,111	36,111	36,899	36,622
Level 3	2,060	2,060	2,657	2,657
Total	$758,521	$795,871	$762,231	$740,971

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

The Company’s effective income tax rate for the twelve and thirty-six weeks ended September 4, 2012 was 48.6% and (0.4)%, respectively, compared to 29.6% and 34.3% for the twelve and thirty-six weeks ended September 6, 2011, respectively. For the twelve and thirty-six weeks ended September 4, 2012, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to changes in uncertain tax positions, state taxes and a goodwill loss on disposal related to the expected sale of a business and sports club. See Note 11.  For the twelve and thirty-six weeks ended September 6, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to state taxes.

As of September 4, 2012, there was an increase of $2.8 million to our liabilities related to interest for unrecognized tax benefits from December 27, 2011.

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

Hartefeld National Golf Club — On April 18, 2012, ClubCorp acquired Hartefeld National Golf Club, a private golf club located in Avondale, Pennsylvania.  We are in process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.  ClubCorp recorded the following major categories of assets and liabilities in exchange for consideration of $3.6 million:

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

Discontinued Club Operations

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

In August of 2012, the Company entered into an agreement to sell a business, sports and alumni club located in Milwaukee, Wisconsin with the closing to occur in September of 2012. The total net proceeds from the sale of this club are expected to be $5.9 million. The Company will not have any significant continuing involvement in the operations of this club after disposition. The results of operations of this club have been classified as discontinued operations, and information for all periods presented reflects the new classification. Related assets and liabilities have been classified as held for sale. An impairment loss of $5.1 million was recorded to write down the value of these assets held for sale to fair value, less cost to sell. The fair value of these assets held for sale is considered a Level 2 valuation as it was based on an observable selling price in an inactive market. A $6.5 million loss on disposal was recognized for goodwill allocated to this entity. See Note 7. These losses are included in loss from discontinued operations in the consolidated condensed statements of operations and comprehensive loss.

The assets and liabilities related to this property are classified as assets held for sale and other current liabilities, respectively, on the consolidated condensed balance sheet and are comprised of the following:

September 4, 2012
Inventories	$26
Property and Equipment	6,035
Total assets	$6,061

Other current liabilities	$278
Other long-term liabilities	46
Total liabilities	$324

There were no assets held for sale at December 27, 2011.

One additional business, sports and alumni club was discontinued in the twelve and thirty-six weeks ended September 4, 2012 for a pre-tax gain of $0.1 million.  We discontinued one business, sports and alumni club during the thirty-six weeks ended September 6, 2011 for a pre-tax loss of $0.0 million.  No clubs were discontinued in the twelve weeks ended September 6, 2011.

Operations of the clubs that have been disposed along with the held for sale property were reclassified to discontinued operations on the consolidated condensed statements of operations and comprehensive loss as follows for all periods presented:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
Revenues	$957	$1,530	$3,424	$4,974
(Loss) gain on disposals and impairments of assets, before taxes	$(11,670)	$245	$(11,861)	$58
(Loss) income from discontinued club operations, before taxes	$(11,829)	$115	$(11,971)	$(57)

12. SEGMENT INFORMATION

We currently have two reportable segments: (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information is reviewed regularly by the chief operating decision maker to evaluate performance and allocate resources. Our chief operating decision maker is our Chief Executive Officer.

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

In 2011 we changed the income measure used to evaluate segment performance and allocate resources to more closely align management reporting with the measure used for calculating the Company’s compliance with debt covenants.  Amounts for the twelve and thirty-six weeks ended September 6, 2011 have been recast to conform to the current management view.

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants.  The additional items that are adjusted to determine Segment EBITDA are:

·  translation gains and losses are excluded;

·  proceeds from business interruption insurance are excluded;

·  severance payments are excluded;

· expenses related to accruals for unclaimed property settlements are excluded;

· management fees and expenses paid to an affiliate of KSL are excluded;

·  acquisition costs are excluded;

· amortization of step-up in certain equity method investments is excluded;

·  expenses related to the November 30, 2010 reorganization (“ClubCorp Formation”) are excluded;

· expenses related to adjustments in accruals for certain environmental compliance obligations incurred prior to 2011 are excluded;

· expenses related to adjustments in accruals for certain property tax increases prior to 2011 are excluded;

· expenses related to an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 related to the acquisition and development of a golf course property are excluded;

· expenses accrued under a long term incentive compensation plan are excluded;

· certain other incidental expenses are excluded.

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

The table below shows summarized financial information by segment for continuing operations for the twelve and thirty-six weeks ended September 4, 2012 and September 6, 2011:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
Golf and Country Clubs
Revenues	$143,891	$137,670	$404,288	$382,532
Segment EBITDA	39,765	37,227	112,798	105,411

Business, Sports and Alumni Clubs
Revenues	$36,420	$36,159	$114,428	$112,977
Segment EBITDA	5,386	6,058	19,500	18,774

Other
Revenues	$1,212	$1,262	$1,755	$2,715
Segment EBITDA	(6,852)	(6,426)	(22,694)	(18,791)

Elimination of intersegment revenues	$(1,500)	$(1,683)	$(4,576)	$(5,056)

Total
Revenues	$180,023	$173,408	$515,895	$493,168
Segment EBITDA	38,299	36,859	109,604	105,394

	As of
	September 4, 2012	December 27, 2011
Total Assets
Golf and Country Clubs	$1,257,222	$1,241,671
Business, Sports and Alumni Clubs	84,050	90,339
Other	408,282	400,464
Consolidated	$1,749,554	$1,732,474

The table below provides a reconciliation of our Segment EBITDA to loss before income taxes and discontinued operations for the twelve and thirty-six weeks ended September 4, 2012 and September 6, 2011:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
Total Segment EBITDA	$38,299	$36,859	$109,604	$105,394
Interest and investment income	29	34	86	100
Interest expense and change in fair value of interest rate cap agreements	(19,831)	(20,128)	(59,509)	(59,845)
Loss on disposals and impairment of assets	(2,536)	(1,151)	(4,226)	(6,011)
Depreciation and amortization	(17,592)	(21,159)	(53,926)	(62,802)
Translation (loss) gain	(47)	(871)	(77)	583
Severance payments	(77)	(150)	(261)	(372)
Management fees and expenses paid to an affiliate of KSL	(273)	(410)	(814)	(948)
Acquisition costs	(126)	(518)	(475)	(1,311)
Amortization of step-up in certain equity method investments	(464)	(473)	(1,409)	(1,418)
ClubCorp Formation costs	(1)	(222)	(51)	(1,782)
Environmental compliance costs	(27)	—	(27)	(454)
Property tax increases prior to 2011	—	(772)	—	(772)
Arbitration award	—	(4,114)	—	(4,114)
Long term incentive compensation plan	(384)	—	(1,150)	—
Other	(212)	(65)	(493)	(467)
Net loss before income taxes and discontinued operations	$(3,242)	$(13,140)	$(12,728)	$(34,219)

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of September 4, 2012, we had capital commitments of $10.8 million at certain of our country clubs due to increased capital projects.

We currently have sales and use tax audits and a federal tax audit of certain foreign subsidiaries in progress. Management believes the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

We are currently undergoing audits related to unclaimed property. Management believes the potential for a liability related to the outcome of these audits may exist and recorded a $3.0 million loss as an estimate of such liability in our 2009 consolidated condensed statements of operations and comprehensive loss.  During the twelve and thirty-six weeks ended September 4, 2012, we paid $0.7 million related to these audits. The remaining $2.3 million estimate is included in accrued expenses on the consolidated balance sheet as of September 4, 2012.

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

We guarantee principal amounts on loans made by a third party to purchasers of certain real estate interests in case of default. These loans have a remaining term averaging one to three years. The total principal amount outstanding on these loans as of September 4, 2012 is $0.4 million. ClubCorp is indemnified by affiliates of KSL from losses on these guarantees in the event of default. The fair value of the guarantees is immaterial.

We are contingently liable for certain pension funding liabilities associated with one of the resorts we sold in connection with the ClubCorp Formation. As of September 4, 2012, the unfunded obligation for such plan was approximately $8.7 million and no claims have been made against ClubCorp for funding.

14. FINANCIAL STATEMENTS OF GUARANTORS

In November 2010, we issued $415.0 million of senior unsecured notes. The notes are fully and unconditionally guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”), each of which is one hundred percent owned by ClubCorp. The notes are not guaranteed by other subsidiaries (“Non-Guarantor Subsidiaries”).

Set forth below is the consolidating condensed financial information presenting the results of operations, financial position and cash flows of ClubCorp Club Operations, Inc., the Guarantor Subsidiaries on a consolidated basis and the Non-Guarantor Subsidiaries on a consolidated basis, along with the eliminations necessary to arrive at the information for ClubCorp on a consolidated basis.

Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among ClubCorp Club Operations, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. For this presentation, investments in subsidiaries are accounted for using the equity method of accounting.

Unaudited Consolidating Condensed Statements of Operations and Comprehensive Loss
For the Twelve Weeks Ended September 4, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$122,685	$9,194	$(297)	$131,582
Food and beverage	—	44,916	2,863	—	47,779
Other revenues	—	929	63	(330)	662
Total revenues	—	168,530	12,120	(627)	180,023

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	109,022	8,939	(627)	117,334
Cost of food and beverage sales exclusive of depreciation	—	14,760	1,020	—	15,780
Depreciation and amortization	—	16,325	1,267	—	17,592
Provision for doubtful accounts	—	867	116	—	983
Loss on disposals of assets	—	2,425	111	—	2,536
Equity in earnings from unconsolidated ventures	—	(349)	—	—	(349)
Selling, general and administrative	—	9,679	—	—	9,679
OPERATING INCOME	—	15,801	667	—	16,468

Interest and investment income	12,833	237	1	(13,042)	29
Interest expense	(14,476)	(16,468)	(1,922)	13,042	(19,824)
Change in fair value of interest rate cap agreements	—	—	(7)	—	(7)
Other income	—	92	—	—	92
LOSS BEFORE INCOME TAXES	(1,643)	(338)	(1,261)	—	(3,242)
INCOME TAX BENEFIT (EXPENSE)	5,191	(3,137)	(473)	—	1,581
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,548	(3,475)	(1,734)	—	(1,661)
Loss from discontinued clubs, net of tax	—	(10,510)	(66)	—	(10,576)
Equity in net loss of subsidiaries	(15,800)	—	—	15,800	—
NET LOSS	(12,252)	(13,985)	(1,800)	15,800	(12,237)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	44	(59)	—	(15)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(12,252)	$(13,941)	$(1,859)	$15,800	$(12,252)

Foreign currency translation, net of tax	—	—	1,582	—	1,582
Equity in other comprehensive income of subsidiaries	1,582	—	—	(1,582)	—
OTHER COMPREHENSIVE INCOME	1,582	—	1,582	(1,582)	1,582
NET LOSS	(12,252)	(13,985)	(1,800)	15,800	(12,237)
COMPREHENSIVE LOSS	(10,670)	(13,985)	(218)	14,218	(10,655)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	44	(59)	—	(15)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(10,670)	$(13,941)	$(277)	$14,218	$(10,670)

Unaudited Consolidating Condensed Statements of Operations and Comprehensive Loss
For the Thirty-Six Weeks Ended September 4, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$343,817	$29,772	$(1,161)	$372,428
Food and beverage	—	132,437	8,866	—	141,303
Other revenues	—	3,075	64	(975)	2,164
Total revenues	—	479,329	38,702	(2,136)	515,895

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	311,758	25,715	(2,136)	335,337
Cost of food and beverage sales exclusive of depreciation	—	42,916	3,036	—	45,952
Depreciation and amortization	—	50,113	3,813	—	53,926
Provision for doubtful accounts	—	2,041	175	—	2,216
Loss on disposals of assets	—	3,311	145	—	3,456
Impairment of assets	—	770	—	—	770
Equity in earnings from unconsolidated ventures	—	(959)	—	—	(959)
Selling, general and administrative	—	30,325	—	—	30,325
OPERATING INCOME	—	39,054	5,818	—	44,872

Interest and investment income	38,500	706	7	(39,127)	86
Interest expense	(43,436)	(49,628)	(5,564)	39,127	(59,501)
Change in fair value of interest rate cap agreements	(1)	—	(7)	—	(8)
Other income	—	1,823	—	—	1,823
(LOSS) INCOME BEFORE INCOME TAXES	(4,937)	(8,045)	254	—	(12,728)
INCOME TAX BENEFIT (EXPENSE)	4,688	(4,445)	(292)	—	(49)
LOSS FROM CONTINUING OPERATIONS	(249)	(12,490)	(38)	—	(12,777)
Loss from discontinued clubs, net of tax	—	(10,644)	(68)	—	(10,712)
Equity in net loss of subsidiaries	(23,409)	—	—	23,409	—
NET LOSS	(23,658)	(23,134)	(106)	23,409	(23,489)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	108	(277)	—	(169)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(23,658)	$(23,026)	$(383)	$23,409	$(23,658)

Foreign currency translation, net of tax	—	—	1,111	—	1,111
Equity in other comprehensive income of subsidiaries	1,111	—	—	(1,111)	—
OTHER COMPREHENSIVE INCOME	1,111	—	1,111	(1,111)	1,111
NET LOSS	(23,658)	(23,134)	(106)	23,409	(23,489)
COMPREHENSIVE (LOSS) INCOME	(22,547)	(23,134)	1,005	22,298	(22,378)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	108	(277)	—	(169)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(22,547)	$(23,026)	$728	$22,298	$(22,547)

Unaudited Consolidating Condensed Statements of Operations and Comprehensive Loss
For the Twelve Weeks Ended September 6, 2011

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$118,620	$9,031	$(319)	$127,332
Food and beverage	—	42,699	2,829	—	45,528
Other revenues	—	788	—	(240)	548
Total revenues	—	162,107	11,860	(559)	173,408

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	105,751	9,372	(559)	114,564
Cost of food and beverage sales exclusive of depreciation	—	13,849	991	—	14,840
Depreciation and amortization	—	19,846	1,313	—	21,159
Provision for doubtful accounts	—	918	58	—	976
Loss (gain) on disposals of assets	—	1,205	(54)	—	1,151
Equity in earnings from unconsolidated ventures	—	(347)	—	—	(347)
Selling, general and administrative	—	14,978	—	—	14,978
OPERATING INCOME	—	5,907	180	—	6,087

Interest and investment income	12,833	240	3	(13,042)	34
Interest expense	(14,467)	(16,468)	(2,217)	13,042	(20,110)
Change in fair value of interest rate cap agreements	(18)	—	—	—	(18)
Other income	—	867	—	—	867
LOSS BEFORE INCOME TAXES	(1,652)	(9,454)	(2,034)	—	(13,140)
INCOME TAX BENEFIT	550	3,082	247	—	3,879
LOSS FROM CONTINUING OPERATIONS	(1,102)	(6,372)	(1,787)	—	(9,261)
Income from discontinued clubs, net of tax	—	48	15	—	63
Equity in net loss of subsidiaries	(8,243)	—	—	8,243	—
NET LOSS	(9,345)	(6,324)	(1,772)	8,243	(9,198)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(80)	(67)	—	(147)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(9,345)	$(6,404)	$(1,839)	$8,243	$(9,345)

Foreign currency translation, net of tax	—	—	(370)	—	(370)
Equity in other comprehensive loss of subsidiaries	(370)	—	—	370	—
OTHER COMPREHENSIVE LOSS	(370)	—	(370)	370	(370)
NET LOSS	(9,345)	(6,324)	(1,772)	8,243	(9,198)
COMPREHENSIVE LOSS	(9,715)	(6,324)	(2,142)	8,613	(9,568)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(80)	(67)	—	(147)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(9,715)	$(6,404)	$(2,209)	$8,613	$(9,715)

Unaudited Consolidating Condensed Statements of Operations and Comprehensive Loss
For the Thirty-Six Weeks Ended September 6, 2011

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$329,620	$29,374	$(1,194)	$357,800
Food and beverage	—	124,431	8,828	—	133,259
Other revenues	—	2,919	7	(817)	2,109
Total revenues	—	456,970	38,209	(2,011)	493,168

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	298,105	24,540	(2,011)	320,634
Cost of food and beverage sales exclusive of depreciation	—	40,140	2,887	—	43,027
Depreciation and amortization	—	58,854	3,948	—	62,802
Provision for doubtful accounts	—	2,393	110	—	2,503
Loss (gain) on disposals of assets	—	6,100	(89)	—	6,011
Equity in earnings from unconsolidated ventures	—	(805)	—	—	(805)
Selling, general and administrative	—	36,064	—	—	36,064
OPERATING INCOME	—	16,119	6,813	—	22,932

Interest and investment income	38,500	(12)	10	(38,398)	100
Interest expense	(43,634)	(49,208)	(5,267)	38,398	(59,711)
Change in fair value of interest rate cap agreements	(134)	—	—	—	(134)
Other income	—	2,594	—	—	2,594
(LOSS) INCOME BEFORE INCOME TAXES	(5,268)	(30,507)	1,556	—	(34,219)
INCOME TAX BENEFIT (EXPENSE)	1,733	10,161	(150)	—	11,744
(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,535)	(20,346)	1,406	—	(22,475)
(Loss) income from discontinued clubs, net of tax	—	(87)	47	—	(40)
Equity in net loss of subsidiaries	(19,388)	—	—	19,388	—
NET (LOSS) INCOME	(22,923)	(20,433)	1,453	19,388	(22,515)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(160)	(248)	—	(408)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(22,923)	$(20,593)	$1,205	$19,388	$(22,923)

Foreign currency translation, net of tax	—	—	(240)	—	(240)
Equity in other comprehensive loss of subsidiaries	(240)	—	—	240	—
OTHER COMPREHENSIVE LOSS	(240)	—	(240)	240	(240)
NET (LOSS) INCOME	(22,923)	(20,433)	1,453	19,388	(22,515)
COMPREHENSIVE (LOSS) INCOME	(23,163)	(20,433)	1,213	19,628	(22,755)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(160)	(248)	—	(408)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(23,163)	$(20,593)	$965	$19,628	$(23,163)

Unaudited Consolidating Condensed Balance Sheet
As of September 4, 2012

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$65,301	$8,460	$—	$73,761
Receivables, net of allowances	—	67,391	4,476	—	71,867
Inventories	—	14,101	1,525	—	15,626
Prepaids and other assets	—	9,271	3,642	—	12,913
Deferred tax assets	—	7,146	55	—	7,201
Assets held for sale	—	6,061	—	—	6,061
Total current assets	—	169,271	18,158	—	187,429
Investments	—	12,714	—	—	12,714
Property and equipment, net	—	1,099,408	125,995	—	1,225,403
Notes receivable, net of allowances	—	2,497	319	—	2,816
Goodwill	—	258,459	—	—	258,459
Intangibles, net	—	34,604	856	—	35,460
Investment in subsidiaries	219,240	—	—	(219,240)	—
Intercompany receivables	664,071	—	61,587	(725,658)	—
Other assets	12,778	14,063	432	—	27,273
TOTAL ASSETS	$896,089	$1,591,016	$207,347	$(944,898)	$1,749,554

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	3,100	7,846	2,020	—	12,966
Membership deposits - current portion	—	48,012	33,730	—	81,742
Accounts payable	—	22,301	824	—	23,125
Accrued expenses	14,533	28,866	654	—	44,053
Accrued taxes	—	15,731	3,455	—	19,186
Other liabilities	—	70,199	5,086	—	75,285
Total current liabilities	17,633	192,955	45,769	—	256,357
Intercompany payables	—	658,125	67,533	(725,658)	—
Long-term debt	717,250	16,661	35,838	—	769,749
Membership deposits	—	156,317	49,731	—	206,048
Deferred tax liability	(3,432)	215,937	3,569	—	216,074
Other liabilities	—	119,924	5,371	—	125,295
Total liabilities	731,451	1,359,919	207,811	(725,658)	1,573,523
Commitments and contingencies (See Note 13)

EQUITY (DEFICIT)
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	213,310	233,347	—	(233,347)	213,310
Accumulated other comprehensive loss	(1,451)	(21)	(1,430)	1,451	(1,451)
Retained deficit	(47,222)	(8,563)	(4,093)	12,656	(47,222)
Total stockholders’ equity (deficit)	164,638	224,763	(5,523)	(219,240)	164,638
Noncontrolling interests in consolidated subsidiaries	—	6,334	5,059	—	11,393
Total equity (deficit)	164,638	231,097	(464)	(219,240)	176,031
TOTAL LIABILITIES AND EQUITY	$896,089	$1,591,016	$207,347	$(944,898)	$1,749,554

Unaudited Consolidating Condensed Balance Sheet
As of December 27, 2011

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$43,751	$6,566	$—	$50,317
Receivables, net of allowances	—	50,072	2,635	—	52,707
Inventories	—	13,212	1,451	—	14,663
Prepaids and other assets	—	7,908	3,421	—	11,329
Deferred tax assets	—	7,146	55	—	7,201
Total current assets	—	122,089	14,128	—	136,217
Investments	—	13,816	—	—	13,816
Property and equipment, net	—	1,119,025	125,781	—	1,244,806
Notes receivable, net of allowances	—	746	235	—	981
Goodwill	—	264,959	—	—	264,959
Intangibles, net	—	41,141	1,134	—	42,275
Investment in subsidiaries	241,538	—	—	(241,538)	—
Intercompany receivables	659,349	—	62,862	(722,211)	—
Other assets	14,083	14,977	360	—	29,420
TOTAL ASSETS	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	3,100	7,971	2,219	—	13,290
Membership deposits - current portion	—	41,479	28,391	—	69,870
Accounts payable	36	23,174	816	—	24,026
Accrued expenses	7,874	26,741	464	—	35,079
Accrued taxes	(216)	10,434	4,488	—	14,706
Other liabilities	—	49,343	3,456	—	52,799
Total current liabilities	10,794	159,142	39,834	—	209,770
Intercompany payables	—	653,162	69,049	(722,211)	—
Long-term debt	719,575	15,935	36,762	—	772,272
Membership deposits	—	152,116	51,426	—	203,542
Deferred tax liability	(2,584)	221,105	3,592	—	222,113
Other liabilities	—	121,061	5,307	—	126,368
Total liabilities	727,785	1,322,521	205,970	(722,211)	1,534,065
Commitments and contingencies (See Note 13)

EQUITY (DEFICIT)
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	213,310	233,347	—	(233,347)	213,310
Accumulated other comprehensive loss	(2,562)	(21)	(2,541)	2,562	(2,562)
Retained (deficit) earnings	(23,564)	14,463	(3,710)	(10,753)	(23,564)
Total stockholders’ equity (deficit):	187,185	247,789	(6,251)	(241,538)	187,185
Noncontrolling interests in consolidated subsidiaries	—	6,443	4,781	—	11,224
Total equity (deficit)	187,185	254,232	(1,470)	(241,538)	198,409
TOTAL LIABILITIES AND EQUITY	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

Unaudited Consolidating Condensed Statements of Cash Flows
For the Thirty-Six Weeks Ended September 4, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,047	52,763	$6,291	$—	66,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(28,472)	(2,995)	—	(31,467)
Acquisitions	—	(3,570)	—	—	(3,570)
Proceeds from dispositions	—	393	—	—	393
Proceeds from insurance	—	1,978	—	—	1,978
Net change in restricted cash and capital reserve funds	—	97	—	—	97
Net intercompany transactions	(4,722)	—	—	4,722	—
Net cash used in investing activities	(4,722)	(29,574)	(2,995)	4,722	(32,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,325)	(6,801)	(1,671)	—	(10,797)
Purchase of interest rate cap agreement	—	—	(8)	—	(8)
Debt issuance costs	—	—	(167)	—	(167)
Proceeds from new membership deposits	—	504	48	—	552
Repayments of membership deposits	—	(306)	(149)	—	(455)
Net intercompany transactions	—	4,964	(242)	(4,722)	—
Net cash used in financing activities	(2,325)	(1,639)	(2,189)	(4,722)	(10,875)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	787	—	787
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	21,550	1,894	—	23,444
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	43,751	6,566	—	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$65,301	$8,460	$—	$73,761

Unaudited Consolidating Condensed Statements of Cash Flows
For the Thirty-Six Weeks Ended September 6, 2011

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,433	46,118	$9,195	$—	59,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(27,235)	(1,148)	—	(28,383)
Acquisitions	—	(22,743)	—	—	(22,743)
Proceeds from dispositions	—	132	171	—	303
Net change in restricted cash and capital reserve funds	—	(53)	(124)	—	(177)
Net intercompany transactions	(2,875)	—	—	2,875	—
Net cash used in investing activities	(2,875)	(49,899)	(1,101)	2,875	(51,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,550)	(6,066)	(1,058)	—	(8,674)
Debt issuance costs	(8)	—	(109)	—	(117)
Net intercompany transactions	—	8,050	(5,175)	(2,875)	—
Change in membership deposits	—	1,049	65	—	1,114
Net cash (used in) provided by financing activities	(1,558)	3,033	(6,277)	(2,875)	(7,677)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(82)	—	(82)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(748)	1,735	—	987
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	51,994	4,537	—	56,531
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$51,246	$6,272	$—	$57,518

15. RELATED PARTY TRANSACTIONS

We have entered into a management agreement with an affiliate of KSL, pursuant to which we are provided financial and management consulting services in exchange for an annual fee of $1.0 million. In the event of a future financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the twelve and thirty-six weeks ended September 4, 2012 we paid the affiliate of KSL approximately $0.3 million and $0.8 million, respectively, and during the twelve and thirty-six weeks ended September 6, 2011, we paid them approximately $0.3 million and $0.8 million, respectively, in management fees.

During the twelve and thirty-six weeks ended September 4, 2012, we paid $0.4 million and $0.6 million, respectively, and during the twelve and thirty-six weeks ended September 6, 2011, we paid $0.8 million and $0.9 million, respectively, to affiliates of KSL for consulting services and private party events.  In addition, during the twelve and thirty-six weeks ended September 4, 2012, we received $0.1 million and $0.2 million, respectively, from an affiliate of KSL for taxes paid on their behalf.

As of September 4, 2012 we had receivables of $0.1 million and payables of $0.1 million and as December 27, 2011, we had receivables of $0.2 million, for outstanding advances from golf and business club ventures in which we have an equity method investment.   We recorded $0.1 million and $0.4 million in the twelve and thirty-six weeks ended September 4, 2012, respectively, and $0.1 million and $0.4 million in the twelve and thirty-six weeks ended September 6, 2011, respectively, in management fees from these ventures. As of September 4, 2012 and December 27, 2011, we had a receivable of $2.0 million and $1.9 million, respectively, for volume rebates from the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities.  We recognized and collected $0.0 million and $0.1 million during the twelve and thirty-six weeks ended September 4, 2012, respectively and $0.0 million and $0.1 million during the twelve and thirty-six weeks ended September 6, 2011, respectively, in revenue associated with these arrangements.

16. SUBSEQUENT EVENTS

Effective September 27, 2012, the Company sold a business, sports and alumni club located in Milwaukee, Wisconsin for net proceeds of $5.9 million. Related assets and liabilities were classified as held for sale in the consolidated condensed balance sheet as of September 4, 2012. See Note 11.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements (other than statements of historical facts) in this Quarterly Report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "should," "expect," "intend," "estimate," "anticipate," "believe," "predict," "potential" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following:

·      adverse conditions affecting the United States economy;

·      our ability to attract and retain club members;

·      increases in the level of competition we face;

·      changes in consumer spending patterns, particularly with respect to demand for products and services;

·      impairments to the suitability of our club locations;

·      regional disruptions such as power failures, natural disasters or technical difficulties in any of the major areas in which we operate;

·      unusual weather patterns, extreme weather events and periodic and quasi periodic weather patterns, such as the El Nino/La Nina Southern Oscillation;

·      seasonality of demand for our services and facilities usage;

·      the loss of members of our management team or key employees;

·      increases in the cost of labor;

·      increases in other costs, including costs of goods, rent, utilities and taxes;

·      material cash outlays required in connection with refunds of membership initiation deposits;

·      decreasing values of our investments;

·      illiquidity of real estate holdings;

·      timely, costly and unsuccessful development and redevelopment activities at our properties;

·      unsuccessful or burdensome acquisitions or divestitures;

·      restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

·      insufficient insurance coverage and uninsured losses;

·      accidents or injuries which occur at our properties;

·      adverse judgments or settlements;

·      pension plan contingent liabilities;

·      our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

·      future environmental regulation, expenditures and liabilities;

·      changes in or failure to comply with laws and regulations relating to our business and properties;

·      failure to comply with privacy regulations or maintain the integrity of internal customer data;

·      sufficiency and performance of the technology we own or license;

·      write-offs of goodwill;

·      cancellation of certain indebtedness will result in cancellation of indebtedness income;

·      risks related to tax examinations and other audits by the Internal Revenue Service and other regulatory agencies;

·      the ownership of a majority of our equity by affiliates of our Sponsor;

·      our substantial indebtedness, which may adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and could divert our cash flows from operations for debt payments;

·      our need to generate cash to service our indebtedness;

·      the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

·      restrictions in our debt agreements that limit our flexibility in operating our business; and

·      other factors detailed herein and in our Annual Report on Form 10-K for the year ended December 27, 2011 (the "2011 Annual Report") filed with the Securities and Exchange Commission (the "SEC").

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

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this report, and the audited consolidated financial statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2011 Annual Report.

Overview

We are one of the largest owners and managers of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes over 146,000 memberships and 350,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. We own or operate 103 golf and country clubs and 49 business, sports and alumni clubs in 23 states, the District of Columbia and two foreign countries. We believe that our expansive network of clubs and our focus on facilities, recreation and social programming enhances our ability to attract members across a number of demographic groups.

Factors Affecting our Business

A significant percentage of our revenues are derived from membership dues, and these dues together with the geographic diversity of our clubs, help to provide us with a recurring revenue base that limits the impact of fluctuations in regional economic conditions. The economic environment during the past three years has negatively impacted our business and the private club industry generally, resulting in declines in revenues due to decreased membership and overall visitation and usage. Additionally, we have closed certain business, sports and alumni clubs that were underperforming and terminated certain golf and country club management agreements (see "Club Acquisitions and Dispositions" below).

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

We are in the business of private club ownership and management and, as one of the largest operators of private clubs in the world, we enjoy economies of scale and a leadership position. Going forward we will continue to strategically expand and upgrade our portfolio. See "Club Acquisitions and Dispositions" below for information regarding our recent acquisition and disposition activity. Additionally, our targeted capital investment program is expected to yield positive financial results as we upgrade our facilities to improve our members experience and the appearance of our private club product.

Club Acquisitions and Dispositions

The following table summarizes the number and type of our club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
Dec. 28, 2010	76	12	4	6	98	2	48	4	1	55
Clubs divested during first quarter 2011 (1)	—	—	—	—	—	—	(2)	—	—	(2)
Mar. 22, 2011	76	12	4	6	98	2	46	4	1	53
Clubs added during second quarter 2011 (2)	3	—	—	—	3	—	—	—	—	—
Jun. 14, 2011	79	12	4	6	101	2	46	4	1	53
Clubs added during third quarter 2011 (3)	1	—	—	—	1	—	—	—	—	—
Clubs divested during third quarter 2011 (4)	—	—	—	—	—	—	(1)	—	—	(1)
Sept. 6, 2011	80	12	4	6	102	2	45	4	1	52
Clubs divested during fourth quarter 2011 (5)	—	—	(1)	—	(1)	—	(1)	—	—	(1)
Dec. 27, 2011	80	12	3	6	101	2	44	4	1	51
Clubs added during first quarter 2012 (6)	—	—	1	—	1	—	—	—	—	—
Clubs divested during first quarter 2012 (7)	—	—	(1)	—	(1)	—	—	—	—	—
Mar. 20, 2012	80	12	3	6	101	2	44	4	1	51
Clubs added during second quarter 2012 (8)	—	1	1	—	2	—	—	—	—	—
Jun. 12, 2012	80	13	4	6	103	2	44	4	1	51
Clubs divested during third quarter 2012 (9)	—	—	—	—	—	(1)	(1)	—	—	(2)
Sept. 4, 2012	80	13	4	6	103	1	43	4	1	49
 _______________________

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
(3)   In August 2011, we acquired Canterwood Golf and Country Club in the Seattle, Washington area.
(4)   City Club of Washington in Washington, D.C. had two locations, Columbia Square and Franklin Square. In August 2011, we ceased operating the location at Franklin Square. The members remain members of the City Club of Washington at Columbia Square.

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
(9) In August 2012, we ceased operating the Westlake Club in Houston, Texas, and entered into an agreement to sell Le Club, an owned sports club in Milwaukee, Wisconsin.

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

The following table presents our membership counts as of the end of each period:

			Thirty-Six Weeks Ended				Thirty-Six Weeks Ended
			Sept. 4, 2012				Sept. 6, 2011
Total memberships at end of period:	Sept. 4, 2012	Dec. 27, 2011	# Change	% Change	Sept. 6, 2011	Dec. 28, 2010	# Change	% Change
Golf and Country Clubs
Same Store Clubs	81,437	79,540	1,897	2.4%	81,257	79,656	1,601	2.0%
New or Acquired Clubs	2,995	1,079	1,916	177.6%	—	—	—	—
Total Golf and Country Clubs	84,432	80,619	3,813	4.7%	81,257	79,656	1,601	2.0%
Business, Sports and Alumni Clubs
Same Store Clubs	62,511	62,953	(442)	(0.7)%	63,615	63,967	(352)	(0.6)%
New or Acquired Clubs	—	—	—	—	—	—	—	—
Total Business, Sports and Alumni Clubs	62,511	62,953	(442)	(0.7)%	63,615	63,967	(352)	(0.6)%
Total
Same Store Clubs	143,948	142,493	1,455	1.0%	144,872	143,623	1,249	0.9%
New or Acquired Clubs	2,995	1,079	1,916	177.6%	—	—	—	—
Total memberships at end of period	146,943	143,572	3,371	2.3%	144,872	143,623	1,249	0.9%

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

Basis of Presentation

Total revenues recorded in our two principle business segments (1) golf and country clubs and (2) business, sports and alumni clubs, are comprised mainly of revenues from membership dues (including dues for upgrade products), food and beverage operations and golf operations. Operating costs and expenses recorded in our two principle business segments primarily consist of labor expenses, food and beverage costs, golf course maintenance costs and general and administrative costs.

Other operations not allocated to our two principle business segments are comprised primarily of income from arrangements with third parties for access privileges, expenses associated with corporate overhead, shared services and intercompany eliminations made in the consolidation between these other operations and our two principle business segments.

We offer a network of products, services and amenities through membership upgrades that provide access to our extensive network of clubs and leverage our alliances with other clubs, facilities and properties. For example, our reciprocal access program provides our members, for incremental monthly dues, access to our network of clubs in certain geographical areas, which is arranged by our in-house travel concierge. The membership upgrade revenues associated with our network of clubs are recorded in our two principle business segments. The membership upgrade revenues associated with access privileges to third party clubs, facilities and properties are recorded in other operations.

Segment EBITDA —We evaluate segment performance and allocate resources based on Segment EBITDA. We consider Segment EBITDA an important indicator of the operational strength and performance of our business. We have included Segment EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants.  The additional items that are adjusted to determine Segment EBITDA are:

·  translation gains and losses are excluded;

·  proceeds from business interruption insurance are excluded;

·  severance payments are excluded;

· expenses related to accruals for unclaimed property settlements are excluded;

· management fees and expenses paid to an affiliate of KSL are excluded;

·  acquisition costs are excluded;

· amortization of step-up in certain equity method investments is excluded;

·  expenses related to the November 30, 2010 reorganization (“ClubCorp Formation”) are excluded;

· expenses related to adjustments in accruals for certain environmental compliance obligations incurred prior to 2011 are excluded;

· expenses related to adjustments in accruals for certain property tax increases prior to 2011 are excluded;

· expenses related to an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 related to the acquisition and development of a golf course property are excluded;

· expenses accrued under a long term incentive compensation plan are excluded;

· certain other incidental expenses are excluded.

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

The following table presents our financial operating results as a percent of our total revenues for the periods indicated.

	Twelve Weeks Ended				Thirty-Six Weeks Ended
Consolidated Condensed Statements of Operations and Comprehensive Loss	Sept. 4, 2012	% of Revenue	Sept. 6, 2011	% of Revenue	Sept. 4, 2012	% of Revenue	Sept. 6, 2011	% of Revenue
REVENUES:	(dollars in thousands)
Club operations	$131,582	73.1%	$127,332	73.4%	$372,428	72.2%	$357,800	72.6%
Food and beverage	47,779	26.5%	45,528	26.3%	141,303	27.4%	133,259	27.0%
Other revenues	662	0.4%	548	0.3%	2,164	0.4%	2,109	0.4%
Total revenues	180,023		173,408		515,895		493,168
DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	117,334	65.2%	114,564	66.1%	335,337	65.0%	320,634	65.0%
Cost of food and beverage sales exclusive of depreciation	15,780	8.8%	14,840	8.6%	45,952	8.9%	43,027	8.7%
Depreciation and amortization	17,592	9.8%	21,159	12.2%	53,926	10.5%	62,802	12.7%
Provision for doubtful accounts	983	0.5%	976	0.6%	2,216	0.4%	2,503	0.5%
Loss on disposals of assets	2,536	1.4%	1,151	0.7%	3,456	0.7%	6,011	1.2%
Impairment of assets	—	—%	—	—%	770	0.1%	—	—%
Equity in earnings from unconsolidated ventures	(349)	(0.2)%	(347)	(0.2)%	(959)	(0.2)%	(805)	(0.2)%
Selling, general and administrative	9,679	5.4%	14,978	8.6%	30,325	5.9%	36,064	7.3%
OPERATING INCOME	16,468	9.1%	6,087	3.5%	44,872	8.7%	22,932	4.6%
Interest and investment income	29	—%	34	—%	86	—%	100	—%
Interest expense	(19,824)	(11.0)%	(20,110)	(11.6)%	(59,501)	(11.5)%	(59,711)	(12.1)%
Change in fair value of interest rate cap agreements	(7)	—%	(18)	—%	(8)	—%	(134)	—%
Other income	92	0.1%	867	0.5%	1,823	0.4%	2,594	0.5%
LOSS BEFORE INCOME TAXES	(3,242)	(1.8)%	(13,140)	(7.6)%	(12,728)	(2.5)%	(34,219)	(6.9)%
INCOME TAX BENEFIT (EXPENSE)	1,581	0.9%	3,879	2.2%	(49)	—%	11,744	2.4%
LOSS FROM CONTINUING OPERATIONS	(1,661)	(0.9)%	(9,261)	(5.3)%	(12,777)	(2.5)%	(22,475)	(4.6)%
(Loss) income from discontinued clubs, net of income tax benefit (expense) of $1,253 and $(52) for the twelve weeks ended September 4, 2012 and September 6, 2011, respectively, and $1,259 and $17 for the thirty-six weeks ended September 4, 2012 and September 6, 2011, respectively	(10,576)	(5.9)%	63	—%	(10,712)	(2.1)%	(40)	—%
NET LOSS	(12,237)	(6.8)%	(9,198)	(5.3)%	(23,489)	(4.6)%	(22,515)	(4.6)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(15)	—%	(147)	(0.1)%	(169)	—%	(408)	(0.1)%
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(12,252)	(6.8)%	$(9,345)	(5.4)%	$(23,658)	(4.6)%	$(22,923)	(4.6)%

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

Impairment of Goodwill

We evaluate goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount may not be fully recoverable. During the twelve weeks ended September 4, 2012, we entered into an agreement to sell a business, sports and alumni club for expected proceeds of $5.9 million. See Note 11 of the notes to consolidated condensed financial statements included elsewhere herein. We evaluated goodwill for impairment in conjunction with this agreement.

Based on this analysis, no impairment of goodwill was required prior to entering into the sales agreement. As a result of the classification of assets related to this property as held for sale, we allocated $6.5 million of goodwill to this property and subsequently recognized a loss on disposal of goodwill for this amount. This loss is presented in loss from discontinued operations in the consolidated condensed statements of operations and comprehensive loss.

We will perform our annual evaluation of goodwill for impairment in the fourth quarter of 2012. If there are negative economic changes or market impacts, the estimated fair value of the reporting units would decline and we could be required to record impairment of goodwill in the fourth quarter of 2012.

Results of Operations

Comparison of the Twelve Weeks Ended September 4, 2012 and September 6, 2011

The following table presents key financial information derived from our consolidated condensed statements of operations and comprehensive loss for the twelve weeks ended September 4, 2012 and September 6, 2011:

	Twelve Weeks Ended
	September 4, 2012	September 6, 2011	Change	% Change
	(dollars in thousands)
Total revenues	$180,023	$173,408	$6,615	3.8%
Club operating costs and expenses exclusive of depreciation(1)	134,097	130,380	3,717	2.9%
Depreciation and amortization	17,592	21,159	(3,567)	(16.9)%
Loss on disposals of assets	2,536	1,151	1,385	120.3%
Equity in earnings from unconsolidated ventures	(349)	(347)	(2)	(0.6)%
Selling, general and administrative	9,679	14,978	(5,299)	(35.4)%
OPERATING INCOME	16,468	6,087	10,381	170.5%
Interest and investment income	29	34	(5)	(14.7)%
Interest expense	(19,824)	(20,110)	(286)	(1.4)%
Change in fair value of interest rate cap agreements	(7)	(18)	11	61.1%
Other income	92	867	(775)	(89.4)%
LOSS BEFORE INCOME TAXES	(3,242)	(13,140)	9,898	75.3%
INCOME TAX BENEFIT (EXPENSE)	1,581	3,879	(2,298)	(59.2)%
LOSS FROM CONTINUING OPERATIONS	$(1,661)	$(9,261)	$7,600	82.1%
__________________________

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Revenues of $180.0 million increased $6.6 million, or 3.8%, for the twelve weeks ended September 4, 2012 compared to the twelve weeks ended September 6, 2011 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $6.2 million, or 4.5%, of which $2.5 million is attributable to golf and country club properties added in 2011 and 2012. The remaining golf and country club revenue increase is primarily due to increases in membership revenues and food and beverage revenues. Additionally, business, sports and alumni clubs revenues increased $0.3 million, or 0.7% primarily due to an increase in private event revenues.

Club operating costs and expenses increased $3.7 million, or 2.9%, for the twelve weeks ended September 4, 2012 compared to the twelve weeks ended September 6, 2011, of which $1.4 million is attributable to club properties added in 2011 and 2012. The remaining increase of $2.3 million is primarily due to increased labor and cost of goods sold associated with increased revenue as well as increased insurance expenses.

Depreciation and amortization decreased $3.6 million, or 16.9%, for the twelve weeks ended September 4, 2012 compared to the twelve weeks ended September 6, 2011 due primarily to a $3.5 million decrease in amortization expense as certain membership relationship intangibles have become fully amortized.

Loss on disposal of assets for the twelve weeks ended September 4, 2012 and September 6, 2011 were primarily comprised of losses on asset retirements.

Selling, general and administrative expenses decreased $5.3 million, or 35.4%, for the twelve weeks ended September 4, 2012 compared to the twelve weeks ended September 6, 2011 primarily due to a $4.1 million accrual for an arbitration award in the twelve weeks ended September 6, 2011 as well as professional fees incurred in 2011 in connection with becoming a public filer with the SEC and a decrease in legal, professional and other costs incurred in connection with the acquisition of golf and country clubs.

Interest expense was $19.8 million and $20.1 million for the twelve weeks ended September 4, 2012 and September 6, 2011, respectively.  The fluctuation is minimal as a significant portion of our indebtedness is at a fixed rate and interest rates on our variable rate indebtedness have remained consistent.

Income tax benefit for the twelve weeks ended September 4, 2012 decreased $2.3 million, or 59.2%, compared to the twelve weeks ended September 6, 2011.  The decrease was driven primarily by a $9.9 million decrease in pre-tax loss. The effective tax rates were 48.6% and 29.6% for the twelve weeks ended September 4, 2012 and the twelve weeks ended September 6, 2011, respectively. For the twelve weeks ended September 4, 2012, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to changes in uncertain tax positions, state taxes and a goodwill loss on disposal related to the expected sale of a business and sports club. For the twelve weeks ended September 6, 2011, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to state taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended September 4, 2012 and September 6, 2011:

	Twelve Weeks Ended
Same Store Golf and Country Clubs	September 4, 2012	September 6, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	96	96
Total revenues	$136,532	$132,858	$3,674	2.8%
Segment EBITDA from continuing operations	37,814	36,390	1,424	3.9%

	Twelve Weeks Ended
Total Golf and Country Clubs	September 4, 2012	September 6, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	103	100
Total revenues	$143,891	$137,670	$6,221	4.5%
Segment EBITDA from continuing operations	39,765	37,227	2,538	6.8%

Revenues for same store golf and country clubs increased $3.7 million, or 2.8%, for the twelve weeks ended September 4, 2012 compared to the twelve weeks ended September 6, 2011 primarily due to increases in membership revenues and food and beverage revenues. Membership revenues increased $2.2 million, or 3.6%, due to an increase in dues per membership, driven in part by the O.N.E. offering. Food and beverage revenues increased $0.9 million, or 3.0%, due to an increase in a la carte volume, which was driven by increased visits partly resulting from the O.N.E. offering, and an increase in revenues from social private events. Golf operations revenues also increased $0.2 million, or 0.7%, primarily due to an increase in merchandise sales.

Segment EBITDA for same store golf and country clubs increased $1.4 million, or 3.9%, for the twelve weeks ended September 4, 2012 compared to the twelve weeks ended September 6, 2011 primarily due to increases in revenues partially offset by a related increase in operating expenses.  Segment EBITDA margin for same store golf and country clubs increased 30 basis points for the twelve weeks ended September 4, 2012 to 27.7% compared to 27.4% for the twelve weeks ended September 6, 2011 primarily due to the increase in membership and golf operations revenues, which are higher margin revenue streams.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended September 4, 2012 and September 6, 2011:

	Twelve Weeks Ended
Same Store & Total Business, Sports and Alumni Clubs	September 4, 2012	September 6, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	49	49
Total revenues	$36,420	$36,159	$261	0.7%
Segment EBITDA from continuing operations	5,386	6,058	(672)	(11.1)%

Revenues for same store business, sports and alumni clubs increased $0.3 million, or 0.7%, for the twelve weeks ended September 4, 2012 compared to the twelve weeks ended September 6, 2011 primarily due to an increase in food and beverage revenues. Food and beverage revenues increased $0.4 million, or 2.8%, primarily as a result of a 3.4% increase in private event revenues, which was driven by revenues from both corporate and social private events.

Segment EBITDA for same store business, sports and alumni clubs decreased $0.7 million, or 11.1%, for the twelve weeks ended September 4, 2012 compared to the twelve weeks ended September 6, 2011 and Segment EBITDA margin decreased 200 basis points for twelve weeks ended September 4, 2012 to 14.8% compared to 16.8% for the twelve weeks ended September 6, 2011 primarily due to a favorable rent adjustment in the twelve weeks ended September 6, 2011 resulting from the renegotiation of a lease as well as a decline in membership revenues which is a higher margin revenue stream.

Comparison of the Thirty-Six Weeks Ended September 4, 2012 and September 6, 2011

The following table presents key financial information derived from our consolidated condensed statements of operations and comprehensive loss for the thirty-six weeks ended September 4, 2012 and September 6, 2011:

	Thirty-Six Weeks Ended
	September 4, 2012	September 6, 2011	Change	% Change
	(dollars in thousands)
Total revenues	$515,895	$493,168	$22,727	4.6%
Club operating costs and expenses exclusive of depreciation(1)	383,505	366,164	17,341	4.7%
Depreciation and amortization	53,926	62,802	(8,876)	(14.1)%
Loss on disposals of assets	3,456	6,011	(2,555)	(42.5)%
Impairment of assets	770	—	770	100.0%
Equity in earnings from unconsolidated ventures	(959)	(805)	(154)	(19.1)%
Selling, general and administrative	30,325	36,064	(5,739)	(15.9)%
OPERATING INCOME	44,872	22,932	21,940	95.7%
Interest and investment income	86	100	(14)	(14.0)%
Interest expense	(59,501)	(59,711)	(210)	(0.4)%
Change in fair value of interest rate cap agreements	(8)	(134)	126	94.0%
Other income	1,823	2,594	(771)	(29.7)%
LOSS BEFORE INCOME TAXES	(12,728)	(34,219)	21,491	62.8%
INCOME TAX BENEFIT (EXPENSE)	(49)	11,744	(11,793)	(100.4)%
LOSS FROM CONTINUING OPERATIONS	$(12,777)	$(22,475)	$9,698	43.2%
 ______________________________

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Revenues of $515.9 million increased $22.7 million, or 4.6%, for the thirty-six weeks ended September 4, 2012 compared to the thirty-six weeks ended September 6, 2011 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $21.8 million, or 5.7%, of which $10.1 million is attributable to golf and country club properties added in 2011 and 2012. The remaining golf and country club revenue increase is primarily due to increases in membership revenues, food and beverage revenues and golf operations revenues.  Additionally, business, sports and alumni clubs revenues increased $1.5 million, or 1.3% primarily due to an increase in private event revenues.

Club operating costs and expenses increased $17.3 million, or 4.7%, for the thirty-six weeks ended September 4, 2012 compared to the thirty-six weeks ended September 6, 2011, of which $8.3 million is attributable to club properties added in 2011 and 2012. The remaining increase of $9.0 million is primarily due to increased labor and cost of goods sold associated with increased revenue, increased variable compensation expense due to improved company performance and increased insurance expenses.

Depreciation and amortization decreased $8.9 million, or 14.1%, for the thirty-six weeks ended September 4, 2012 compared to the thirty-six weeks ended September 6, 2011 due to a $10.4 million decrease in amortization expense as certain membership relationship intangibles have become fully amortized offset by a $1.5 million increase in depreciation.

Loss on disposal of assets for the thirty-six weeks ended September 4, 2012 was comprised primarily of losses on asset retirements offset by $1.5 million related to insurance proceeds and eminent domain proceeds of $0.3 million. Loss on disposal of assets for the thirty-six weeks ended September 6, 2011 was primarily comprised of losses on asset retirements.

Impairment of assets for the thirty-six weeks ended September 4, 2012 was primarily comprised of an impairment of an equity method investment.

Selling, general and administrative expenses decreased $5.7 million, or 15.9%, for the thirty-six weeks ended September 4, 2012 compared to the thirty-six weeks ended September 6, 2011 due to a $4.1 million accrual for an arbitration award in the thirty-six weeks ended September 6, 2011 as well as professional fees incurred in 2011 in connection with becoming a public filer with the SEC and a decrease in legal, professional and other costs incurred in connection with the acquisition of golf and country clubs. These expense decreases were offset by increased variable compensation expense due to improved company performance and increased labor costs related to the transition and centralization of club accounting and related functions to a corporate function, which resulted in an increase in selling, general and administrative expenses and an offsetting decrease in labor costs reported in Club operating costs and expenses.

Interest expense was $59.5 million and $59.7 million for the thirty-six weeks ended September 4, 2012 and September 6, 2011, respectively.  The fluctuation is minimal as a significant portion of our indebtedness is at a fixed rate and interest rates on our variable rate indebtedness have remained consistent.

Income tax expense for the thirty-six weeks ended September 4, 2012 increased $11.8 million, or 100.4%, compared to the thirty-six weeks ended September 6, 2011.  The increase was driven primarily by a $21.5 million increase in pre-tax income. The effective tax rates were (0.4)% and 34.3% for the thirty-six weeks ended September 4, 2012 and the thirty-six weeks ended September 6, 2011, respectively. For the thirty-six weeks ended September 4, 2012, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to changes in uncertain tax positions, state taxes and a goodwill loss on disposal related to the expected sale of a business and sports club. For the thirty-six weeks ended September 6, 2011, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to state taxes.

Segment Operations

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the thirty-six weeks ended September 4, 2012 and September 6, 2011:

	Thirty-Six Weeks Ended
Same Store Golf and Country Clubs	September 4, 2012	September 6, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	96	96
Total revenues	$389,073	$377,417	$11,656	3.1%
Segment EBITDA from continuing operations	110,132	104,492	5,640	5.4%

	Thirty-Six Weeks Ended
Total Golf and Country Clubs	September 4, 2012	September 6, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	103	100
Total revenues	$404,288	$382,532	$21,756	5.7%
Segment EBITDA from continuing operations	112,798	105,411	7,387	7.0%

Revenues for same store golf and country clubs increased $11.7 million, or 3.1%, for the thirty-six weeks ended September 4, 2012 compared to the thirty-six weeks ended September 6, 2011 primarily due to increases in membership revenues, food and beverage revenues and golf operations revenues. Membership revenues increased $5.7 million, or 3.1%, due to an increase in dues per membership, driven in part by the O.N.E. offering, partially offset by a 0.2% decline in average memberships during the period. Food and beverage revenues increased $3.2 million, or 4.0%, due to an increase in a la carte volume, which was driven by increased visits partly resulting from the O.N.E. offering, and an increase in revenues from social private events. Golf operations revenues increased $1.6 million, or 1.8%, primarily due to an increase in cart rental revenues and merchandise sales as warm temperatures helped drive an increase of 2.4% in member golf rounds.

Segment EBITDA for same store golf and country clubs increased $5.6 million, or 5.4%, for the thirty-six weeks ended September 4, 2012 compared to the thirty-six weeks ended September 6, 2011 primarily due to increases in revenues partially offset by a related increase in operating expenses.  Segment EBITDA margin for same store golf and country clubs increased 60 basis points for the thirty-six weeks ended September 4, 2012 to 28.3% compared to 27.7% for the thirty-six weeks ended September 6, 2011 primarily due to the increase in membership and golf operations revenues, which are higher margin revenue streams.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the thirty-six weeks ended September 4, 2012 and September 6, 2011:

	Thirty-Six Weeks Ended
Same Store & Total Business, Sports and Alumni Clubs	September 4, 2012	September 6, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	49	49
Total revenues	$114,428	$112,977	$1,451	1.3%
Segment EBITDA from continuing operations	19,500	18,774	726	3.9%

Revenues for same store business, sports and alumni clubs increased $1.5 million, or 1.3%, for the thirty-six weeks ended September 4, 2012 compared to the thirty-six weeks ended September 6, 2011 primarily due to an increase in food and beverage revenues. Food and beverage revenues increased $1.6 million, or 3.1%, primarily as a result of a 4.1% increase in private event revenues, which was driven by revenues from both corporate and social private events.

Segment EBITDA for same store business, sports and alumni clubs increased $0.7 million, or 3.9%, for the thirty-six weeks ended September 4, 2012 compared to the thirty-six weeks ended September 6, 2011 due to the increase in revenue and overall lower operating costs and expenses.  Segment EBITDA margin for same store business, sports and alumni clubs increased 40 basis points for thirty-six weeks ended September 4, 2012 to 17.0% compared to 16.6% for the thirty-six weeks ended September 6, 2011 primarily due higher a la carte check averages and revenue per private event as well as a focus on cost controls and expense management which led to lower operating costs and expenses. Offsetting these positive impacts to Segment EBITDA margin was a favorable rent adjustment in the twelve weeks ended September 6, 2011 resulting from the renegotiation of a lease.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our properties, fund expansions at our properties, be poised for external growth in the marketplace and make distributions to our equityholders. Our cash position increased $23.4 million to $73.8 million as of September 4, 2012 compared to $50.3 million as of December 27, 2011. The primary reason for the increase was cash provided by operations offset by the spend of capital to expand and improve our existing properties and cash used to repay debt.

Historically, we have financed our operations and cash needs primarily through cash flows from operations and debt. We anticipate using cash flows from operations in the remainder of 2012 and 2013 principally to fund planned capital replacement expenditures, repay debt, and build cash reserves. We expect to use our cash reserves to grow and expand our business through a combination of improvements and expansions of existing facilities, as well as strategically selected club acquisitions. Based on our current projections, we believe our current assets and cash flows from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as to support our anticipated capital expenditures and debt service.

Cash Flows from Operating Activities

Our cash flows from operations increased $6.4 million to $66.1 million for the thirty-six weeks ended September 4, 2012 compared to $59.7 million for the thirty-six weeks ended September 6, 2011.

Cash Flows used in Investing Activities

Our cash flows used in investing activities decreased $18.4 million to $32.6 million for the thirty-six weeks ended September 4, 2012 compared to $51.0 million for the thirty-six weeks ended September 6, 2011. The decrease is primarily due to a $19.2 million decrease in cash used for acquisitions in the thirty-six weeks ended September 4, 2012 compared to the thirty-six weeks ended ended September 6, 2011. Additionally, in the thirty-six weeks ended September 4, 2012, we received $2.0 million in proceeds from insurance relating to damage from a hurricane.  We used $31.5 million for improving and expanding our existing properties in the thirty-six weeks ended September 4, 2012 compared to $28.4 million in the thirty-six weeks ended September 6, 2011.

Cash Flows used in Financing Activities

Our cash flows used in financing activities increased $3.2 million to $10.9 million for the thirty-six weeks ended September 4, 2012 compared to $7.7 million for the thirty-six weeks ended September 6, 2011. Cash used in financing activities relates primarily to transactions related to our debt. During the thirty-six weeks ended September 4, 2012, we decreased our debt by $10.8 million. During the thirty-six weeks ended September 6, 2011, we decreased our debt by $8.7 million.

Effective August 1, 2012, we amended the GECC loan agreement to extend the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. We do not expect significant changes in our future cash flows related to financing activities in the remainder of fiscal year 2012.

Our cash and cash equivalents increased by $23.4 million in the thirty-six weeks ended September 4, 2012 and increased by $1.0 million in the thirty-six weeks ended September 6, 2011.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the thirty-six weeks ended September 4, 2012 and September 6, 2011, we spent approximately $10.9 million and $15.8 million, respectively, in capitalized costs to maintain our existing properties. We anticipate spending approximately $10 million in additional capital expenditures to maintain our facilities in the remainder of fiscal year 2012.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $24.1 million and $35.4 million for the thirty-six weeks ended September 4, 2012 and September 6, 2011, respectively. We anticipate spending an additional $6 million in the remainder of fiscal year 2012 for expansion and improvement projects we feel have a high potential for return on investment. This amount could increase if acquisition or other opportunities are identified that fit our strategy to expand our business.

Debt

Senior Secured Debt

2010 Secured Credit Facility— On November 30, 2010, we entered into secured credit facilities comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. As of September 4, 2012, we had $16.4 million of standby letters of credit outstanding which limits our remaining availability for borrowing under the revolving credit facility to $33.6 million.

As of September 4, 2012, we were in compliance with all covenant restrictions under our secured credit facilities.

The credit agreement governing our secured credit facilities contains certain financial and non-financial covenants. The financial covenants require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis as shown in the following table:

	2012	2013	2014	2015	2016 and Thereafter
Financial ratios:
Total adjusted debt to Adjusted EBITDA(1) (“Total Leverage Ratio”)
Less than:	6.15x	5.35x	4.75x	4.50x	4.00x
Adjusted EBITDA(1) to total adjusted interest expense (“Interest Coverage Ratio”)
Greater than:	1.95x	2.15x	2.30x	2.50x	2.75x

The following table shows the financial ratios as of September 4, 2012 for continuing operations:

Four Quarters Ended Sept. 4, 2012
(dollars in thousands)
Adjusted EBITDA(1)	$159,312
Total adjusted debt(2)	$764,940
Total adjusted interest expense(3)	$63,331
Financial ratios:
Total Leverage Ratio	4.80x
Interest Coverage Ratio	2.52x
 ______________________________

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows:

	Thirty-Six Weeks Ended Sept. 4, 2012	Four Quarters Ended Sept. 4, 2012
	(dollars in thousands)
Net loss	$(23,489)	$(35,873)
Interest expense	59,501	83,366
Income tax expense (benefit)	49	(4,284)
Interest and investment income	(86)	(124)
Depreciation and amortization	53,926	84,263
EBITDA	89,901	127,348
Management fees(a)	814	1,121
Impairments and write-offs(b)	770	2,043
Employee termination costs(c)	261	308
Foreign currency loss(d)	77	1,214
Noncontrolling interest—income(e)	(169)	(336)
Acquisition transaction adjustment—revenue(f)	1,772	2,895
Acquisition transaction adjustment—equity investment basis(g)	1,409	2,039
Acquisition transaction adjustment—rent expense(h)	236	469
Discontinued and divested operations loss(i)	10,712	11,154
Equity investment expense net of cash distributions(j)	(1,047)	273
Loss on disposals and acquisitions of assets(k)	3,456	7,082
Franchise taxes(l)	284	588
Non-cash gains related to mineral rights(m)	(1,823)	(2,977)
Acquisition transaction costs(n)	475	774
Change in fair value of interest rate cap agreements(o)	8	11
Costs of surety bonds(p)	28	34
Non-recurring charges—arbitration award(q)	—	(146)
Non-recurring charges—other(r)	333	1,005
Long-term incentive plan expense(s)	1,150	2,811
Property tax accrual—California Proposition 13(t)	—	1,602
Adjusted EBITDA	$108,647	$159,312
 _________________________________

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

(r)                                   Represents non-recurring charges in connection with the ClubCorp Formation, environmental compliance costs and other non-recurring charges.

(s)                                  Represents expense recognized for our Long-Term Incentive Plan.

(t)                                    Represents estimated property taxes related to the state of California’s Proposition 13 resulting from the acquisition of ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(2)                                  The reconciliation of our long-term debt to adjusted debt is as follows:

As of Sept. 4, 2012
(dollars in thousands)
Long-term debt (net of current portion)	$769,749
Current maturities of long-term debt	12,966
Outstanding letters of credit(a)	16,350
Uncollateralized surety bonds(b)	875
Adjustment per credit agreement(c)	(35,000)
Total adjusted debt	$764,940
 _____________________________

(a)                                  Represents total outstanding letters of credit.

(b)                                 Represents surety bonds not collateralized by letters of credit.

(c)                                  Represents adjustment per our secured credit facilities. Long-term debt is reduced by the lesser of (1) $35.0 million and (2) total unrestricted cash and cash equivalents.

(3)                                  The reconciliation of our interest expense to adjusted interest expense is as follows:

	Thirty-Six Weeks Ended Sept. 4, 2012	Four Quarters Ended Sept. 4, 2012
	(dollars in thousands)
Interest expense	$59,501	$83,337
Less: Interest expense related to Membership deposit liabilities(a)	(13,745)	(18,004)
Less: Loan origination fee amortization(b)	(1,388)	(1,984)
Less: Revolver commitment fees(c)	(176)	(254)
Add: Capitalized interest(d)	150	250
Add: Interest income	(11)	(14)
Total adjusted interest expense	$44,331	$63,331
 _______________________________

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of September 4, 2012. There have been no material changes outside the normal course of business to our contractual obligations and other commercial commitments since December 27, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk during the thirty-six weeks ended September 4, 2012 as previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 4, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 4, 2012.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 4, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls.  Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud within our company, if any, have been or will be detected.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of ClubCorp Club Operations, Inc. (incorporated by reference to Exhibit 3.1(a) of the ClubCorp Club Operations, Inc. Form S-4 filed with the SEC on March 28, 2011)

3.2	By-laws of ClubCorp Club Operations, Inc. (incorporated by reference to Exhibit 3.1(b) of the ClubCorp club Operations, Inc. Form S-4 filed with the SEC on March 28, 2011)

10.1	2012 Incentive Plan†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350**

101
Financial statements from the quarterly report on Form 10-Q of ClubCorp Club Operations, Inc. for the quarter ended September 4, 2012, filed on October 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations and Comprehensive Loss, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Cash Flows, (iv) the Consolidated Condensed Statements of Changes in Equity and (v) the Notes to Consolidated Condensed Financial Statements. ***

 ______________________________

*                   Exhibit is filed herewith.

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

CLUBCORP CLUB OPERATIONS, INC.

Date: October 15, 2012	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)