Form 10-K
period 2012-12-25
ClubCorp Club Operations, Inc.
filed 2013-03-22
CIK 1515382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2012.

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant’s shares of common stock are not traded on an exchange or in any public market.  As of December 25, 2012, the number of the shares outstanding of the registrant’s common stock was 1,000.

PART I — BUSINESS FACTORS

ITEM 1.    BUSINESS

Throughout this annual report on Form 10-K ("Form 10-K"), we refer to ClubCorp Club Operations, Inc., together with its subsidiaries (ClubCorp, Inc. and subsidiaries prior to November 30, 2010), as “we,” “us,” “our”, “ClubCorp" or the "Company". Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. References to 2012, 2011 and 2010 relate to the 52-week fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

The business section and other parts of this report may contain certain statements which may be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and other factors, which without limitation, are set forth in Item 1A. Risk Factors section of this Form 10-K. These forward-looking words include “expects,”“intends,”“anticipates,” “plans,” “believes,” “estimates,” “projects,” “predicts,” and other similar expressions. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of various factors, including, but not limited to, those identified in Item 1A.“Risk Factors” or in other sections of this report. The Company assumes no obligation to update these forward looking statements.

General

We are one of the largest owners and managers of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes approximately 145,000 memberships and 350,000 individual members. As of December 25, 2012, we owned or operated 102 golf and country clubs and 49 business, sports and alumni clubs in 23 states, the District of Columbia and two foreign countries. We believe our expansive network of clubs and focus on facilities, recreation and social programming enhances our ability to attract members across a number of demographic groups. Our clubs' offerings are designed to appeal to the entire family, resulting in member loyalty that we believe translates financially into a more economically resilient leisure product and allows us a greater ability to capture discretionary leisure spending than traditional clubs. In addition, we offer a network of products, services and amenities that provide access to our extensive network of clubs and leverage alliances with other clubs, facilities and properties. A significant percentage of our revenues are derived from membership dues which provides a stable recurring revenue base, and we believe the geographic diversity of our clubs limits the impact of adverse regional weather patterns and or economic conditions.

Founded in 1957 with one country club in Dallas, Texas, we were one of the first companies to enter into the professional ownership and operation of golf and country club businesses. In 1966, we established our first business club on the belief that we could profitably expand our operations by delivering quality service and focusing on member satisfaction in a related line of business. In 1999, having reached a critical mass, we began selling various upgrade programs that offer participating members reciprocal access to our network of clubs, other clubs, properties and facilities with which we have alliances, providing our members with a wide variety of products, services and amenities. We remained family owned until December 2006, when we were acquired by affiliates of KSL Capital Partners, LLC (“KSL” or “Sponsor”), a private equity firm specializing in travel and leisure businesses.

Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. Our golf and country club segment includes a broad offering of clubs designed to appeal to a diverse membership base with a specific focus on the mass affluent market segment, which we define as households with annual income of $75,000 or greater. Our business clubs are generally located in office towers or business complexes and cater to business executives, professionals and entrepreneurs with a need to meet, network and socialize in a private, upscale location. Our sports clubs include a variety of fitness and racquet facilities. Our alumni clubs are associated with universities with significant alumni networks, and are designed to provide a connection between the university and its alumni and faculty.

For the fiscal year ended December 25, 2012, golf and country clubs, accounted for 77% of consolidated operating revenues and business, sports and alumni clubs accounted for 23% of consolidated operating revenues. The following charts provide a breakdown of consolidated operating revenues for the fiscal year ended December 25, 2012 by type and by geography:

Consolidated Revenue by Type	Consolidated Revenue by Geography

Our Business Segments

Golf and Country Clubs Segment

Our portfolio of 102 golf and country club facilities is comprised of 80 private golf and country clubs and 16 semi-private golf clubs with a total of approximately 83,000 memberships as of December 25, 2012, and 6 public golf facilities. Our 80 private golf and country clubs provide one or more golf courses and a number of the following: driving ranges, practice facilities, dining rooms, lounge areas, meeting rooms, grills, ballrooms, fitness centers, tennis courts, swimming pools and pro shops. Examples include, but are not limited to, Firestone Country Club in Akron, Ohio, Mission Hills Country Club in Rancho Mirage, California, Indian Wells Country Clubs in Indian Wells, California and Gleneagles Country Club in Plano, Texas. Our 22 other golf clubs (16 semi-private and 6 public) offer both private and public play, driving ranges and food and beverage outlets. Many of our semi-private clubs also provide some or all of the additional amenities provided by our private clubs. Examples include, but are not limited to, Nags Head Golf Links in North Carolina, Golden Bear Golf Club at Indigo Run in South Carolina and two “Bear's Best” public courses in Nevada and Georgia, which feature replicas of many of the most famous Jack Nicklaus-designed golf holes from golf courses around the world.

Golf and Country Clubs
Revenue by Type
Operating revenues for our golf and country clubs segment consist primarily of membership dues revenues, golf revenues (comprised mainly of cart rental fees and green fees, public play and outings (e.g., tournaments and charity fundraisers)) and food and beverage sales (comprised of a la carte dining and private events). For this segment, we generally focus our operations on private and semi-private clubs because of our expertise in managing membership-based facilities, where we experience recurring revenues through year-round dues compared to transactional or daily fee revenues generated at public courses. For the fiscal year ended December 25, 2012, our golf and country clubs segment generated operating revenues of $583.5 million, representing approximately 77% of our total consolidated operating revenues.

Business, Sports and Alumni Clubs Segment

Our portfolio of 49 business, sports and alumni clubs is comprised of 30 business clubs, 13 business and sports clubs and 6 alumni clubs, with a total of approximately 62,000 memberships as of December 25, 2012. Our 30 business clubs include dining rooms, bar areas, private meeting rooms, and media and telecommunications equipment designed to meet the varying needs of four distinct member personas: the “Power Host,” the “Active Connector,” the “Office Away Member” and the “Comfort Seeker.” The Power Host is primarily serviced by our fine dining rooms and private event spaces; the Active Connector is primarily serviced by our business networking and charitable programs; the Office Away Member is primarily serviced by our business services, flexible work areas, and small conference rooms; and the Comfort Seeking Member is primarily serviced by our anytime lounge, creative casual cuisine, and fun elements such as media rooms. In addition, our 13 business and sports clubs seek to combine the ambiance and amenities of our business clubs with the facilities of premier sports clubs, providing an array of facilities which may include racquetball, squash, tennis and basketball courts, jogging tracks, exercise areas, free-weights, weight machines, aerobic studios or swimming pools. Finally, we have agreements with 6 leading universities to offer alumni clubs in a variety of on-campus, in-stadium or city center locations. The clubs in this segment are strategically located in 17 of the top 25 Metropolitan Statistical Areas, including, but not limited to, University Club atop Symphony Towers in San Diego, Bunker Hill in Los Angeles, The Metropolitan Club in Chicago, the Columbia Tower Club in Seattle, the City Club of Washington D.C., the Buckhead Club in Atlanta and the Boston College Club in Boston.

Business, Sports and Alumni Clubs
Revenue by Type
Operating revenues for our business, sports and alumni clubs segment consist primarily of membership dues and food and beverage sales. For the fiscal year ended December 25, 2012, our business, sports and alumni clubs segment generated operating revenues of $174.3 million, representing approximately 23% of our total consolidated operating revenues.

(For additional information on our business segments, see Note 15 of the notes to the audited consolidated financial statements in Item 8 of this Form 10-K.)

Competitive Strengths

We believe we became a leader in the private club industry by following our commitment to quality of service and focus on member satisfaction, as well as by taking advantage of a variety of organic growth opportunities, including the implementation of network offerings of products, services and amenities, and external growth opportunities, such as through the acquisition and rehabilitation of underperforming clubs. We intend to maintain our leadership position by continuing to capitalize on the following competitive strengths:

Strong and Diverse Network and Alliances of Clubs. Our expansive network of clubs allows us to provide members with product diversity by offering a range of entry-level to high-end clubs. Product diversity and the ability for members to access our clubs on a national level by participating in one of our membership upgrade programs, make the club experience available to and affordable for a variety of individuals within the mass affluent market that we target.

As of December 25, 2012, we had 151 clubs located in 23 states, the District of Columbia and two foreign countries, with strategic concentrations in strong golf markets and major metropolitan areas. As a result of our size and geographic diversity, our operating revenues and cash flows are not reliant on any one property. Our most significant country club facility, Firestone Country Club, accounted for 3.2% of our consolidated operating revenues and our 10 largest clubs accounted for 22.5% of our consolidated operating revenues for the fiscal year ended December 25, 2012.

We believe the breadth and broad geographic distribution of our network of clubs limits the impact of adverse regional weather patterns and fluctuations in regional economic conditions. To further mitigate adverse weather patterns, we employ strong agronomic practices that help enable golf play throughout all climate zones with strategic concentrations in Texas, California and Florida where climates are typically conducive to year-round play. We are the fee simple real estate owners for 80 of our 102 golf and country clubs, which we believe enhances our ability to maximize the value of our clubs and business. By owning the real estate underlying our clubs, we have been able to implement capital plans as we see fit and generate positive returns on our investments. Additionally, many of our country clubs are located in densely populated areas where land use and other regulatory limitations or the ability to acquire land of sufficient size to develop a new country club or golf facility makes creating a new club impractical or prohibitively expensive.

Reciprocal Privileges and Additional Products and Services. Our extensive network of clubs and alliances with other clubs, facilities and properties, allow us to provide numerous services and amenities to our members, that extend beyond our clubs, a feature which may not be available in member-owned and individual privately-owned clubs. Our membership upgrade offering is a key differentiator that we believe would be difficult for our competitors to replicate. For incremental monthly dues, our reciprocal access program gives our members access to our network in other geographical areas, both domestically and internationally, as well as to locations outside our network through various usage arrangements we have with other property owners. As of December 25, 2012, approximately 40% of our members took advantage of one or more of our upgrade programs, a 2% increase, over the 38% of members who took advantage of upgrade offerings for the fiscal year ended December 27, 2011.

Established alliance arrangements include restaurants, such as Emeril Lagasse and The Capital Grille, resorts such as Barton Creek Resort & Spa and The Homestead, ski resorts such as Squaw Valley and Alpine Meadows ski areas, and hotels such as The Ritz-Carlton, Mandarin Oriental, and numerous other alliances that provide additional benefits, including discounts, upgrades and complimentary items or services. We make reservations convenient for our members by providing an in-house travel concierge (ClubLine), and by offering access to an inventory of VIP tickets through our own web portal (TicketLine).

Marquee Collection of Assets. We believe that we have assembled a portfolio of some of the best known golf and business clubs across the United States that help distinguish us from our competitors. Examples of our iconic assets include:

•	Firestone Country Club in Akron, Ohio (site of the World Golf Championships-Bridgestone Invitational)

•	Mission Hills Country Club in Rancho Mirage, California (site of the Kraft Nabisco Championship)

•	Gleneagles Country Club in Plano, Texas (U.S. site of the International Final Qualifying for the Open Championship)

•	Las Colinas Country Club in Dallas, Texas (site of the 2013 North Texas LPGA Shootout)

•	The Metropolitan Club in Chicago, Illinois

•	The Commerce Club in Atlanta, Georgia

•	University Club atop Symphony Towers in San Diego, California

•	University of Texas Club in Austin, Texas

Furthermore, we believe our clubs are among the top private golf clubs within our respective sub-markets based on the quality of our facilities, breadth of amenities and number of high quality programs and events.

Large Membership Base with Attractive Member Demographics. Our large base of memberships creates a significant and typically stable recurring revenue stream. As of December 25, 2012, our membership count totaled approximately 145,000, including members for all owned and managed private clubs. For the fiscal year ended December 25, 2012, membership dues totaled $347.1 million, representing 46.0% of our consolidated operating revenues. During the same time period, our membership retention was 83.5% in golf and country clubs and 77.1% in business, sports and alumni clubs for a blended retention rate of 80.7%.

The following chart presents our membership count and retention rate for the past ten years of continuing operations:

We believe the strength and resiliency of our membership base is driven by the integral role our clubs play in the social lives and community of our members. The financial commitments made by our members through initiation payments and recurring dues bolstered by our no capital assessment policy, which provides our members with greater certainty as to the financial commitment to our clubs, also plays a role in our members' loyalty.

Additionally, we believe the presence of our clubs in our members' communities creates a sense of belonging, which is further fostered by our focus on member satisfaction, and as a result drives loyalty and frequent usage of our clubs, lessening our sensitivity to adverse economic conditions. According to our 2012 fiscal year end data, an average member visits one of our clubs 30 times per year with an average spend of $4,100 per year, including dues. More specifically, an average golf member visits one of our clubs 57 times per year with an average spend of $7,200 per year, including dues.

Host of High Profile Golf Events and Winner of National Accolades. Each year, we host a number of high-profile events and win numerous local and national awards which generate substantial publicity and help drive new membership and club utilization. In 2012, we hosted four nationally recognized golf tournaments affiliated with the PGA Tour, the LPGA Tour, Web.com Tour and the R&A Group, which organizes and stages The Open Championship, golf's oldest major. We believe we have established a strong working relationship with these golf organizations. Tournaments hosted by us during 2012 include the World Golf Championships - Bridgestone Invitational at Firestone Country Club, the LPGA Kraft Nabisco Championship at Mission Hills Country Club, the Web.com Midwest Classic Presented by Cadillac at Nicklaus Golf Club at LionsGate and the British Open qualifier at Gleneagles Country Club.

Our clubs perennially appear on national and local “best of” lists for golf, tennis and dining. In 2012, Firestone Country Club ranked No. 43 on Golf Digest’s “America’s 50 Toughest Golf Courses” list, and Aspen Glen Club, Southern Trace Country Club, the Hills Country Club at Lakeway, Firestone Country Club and Diamante Golf Club were each named in their respective states to the Golf Digest “Best-in-State” rankings.

Experienced Management Team. We believe we have some of the most experienced and dedicated professional managers and executives in the private club industry. As of December 25, 2012, our eight executive officers had a combined 206 years of related career experience, including 164 years of hospitality and club specific experience. In addition, we have attracted and retained qualified, dedicated managers for our clubs. As of December 25, 2012, our club general managers had an average of 12 years of service with us, collectively operated an aggregate of 2,367 holes of golf and approximately 1.5 million square feet of business clubs, which combined hosted over 89,000 corporate and social banquet and catering events as well as over 6,200 organized golf outings in 2012. We believe that we have the experience and management skills necessary to continue to increase the utilization of our facilities while maintaining member satisfaction levels.

Business Strategy

Our principal objective is to maximize our revenues and profitability by providing superior delivery of high quality club and golf experiences to our members and guests. To achieve this objective, we intend to continue to:

Grow Membership Enrollment and Increase Facility Usage. We believe that providing our members and their guests with a high-quality and personalized experience will increase demand for our facilities and services and allow us to add new memberships. As of December 25, 2012, our golf and country club memberships were at 70.0% of golf member capacity across our portfolio of properties, which means that we have significant capacity to add additional golf memberships at most of our facilities. Given the breadth of our network in many areas, we are able to offer memberships that provide access to multiple facilities and accordingly can operate at capacity while still providing superior service. In addition, most of our golf and country clubs offer social memberships with access to our dining facilities, member programming, social events, and fitness facilities which are not typically impacted by golf course capacity constraints. Finally, in our business, sports and alumni club segment, we do not generally have strict capacity constraints, and believe that we have the ability to add a significant number of additional members to many of these facilities.

Leverage our Existing Customer Base by Cross-Selling Products and Services. We believe there are significant opportunities to increase operating revenues by marketing our interrelated products and innovative programs to our existing members. In 2010, we strategically introduced our Optimal Network Experiences (“O.N.E.”) product and have continued to market it across our network of clubs; O.N.E. is an upgrade offering that combines comprehensive club, community and world benefits. With this offering, members receive 50 percent off a la carte dining at their home club, access to ClubCorp's network of clubs and alliances in the local community, and golf and dining privileges when traveling to more than 200 private clubs with additional access to more than 700 renowned hotels, resorts, restaurants and entertainment venues. These programs are designed to increase our recurring monthly revenues while providing a value proposition to our members that helps drive increased usage of our facilities. As of December 25, 2012, approximately 40% of our members participated in at least one of our membership upgrade offerings. We continue to evaluate opportunities for further expansion of O.N.E. into additional geographic areas.

Distinguish and Market Our Properties and Company Brand Names. We believe that many of our country clubs, offer members an experience that combines world class golf facilities and dining opportunities, in an attractive and desirable setting. We seek to develop and accentuate the desirable aspects of our country clubs in order to attract new members and retain existing members, encourage group guests to return individually and consider joining the country club, and increase rates charged for our services and amenities. Key elements of our strategy include making our properties more family friendly through the addition of family water recreation facilities, fitness centers, contemporary and casual dining venues and youth programming. Additionally, our extensive network of business, sports and alumni clubs provides our members access to a network of other civic and business leaders, and our clubs endeavor to host high profile social and civic events in order to become central to the business and civic life of the community in which they operate.

Profit From Previous Significant Capital Expenditure Projects. Since the beginning of fiscal year 2007, we have invested over $349.6 million, or 7.9% of our total consolidated operating revenues, to complete significant expansion and replacement projects at many of our facilities. We believe there are additional opportunities to increase revenues and generate a positive return on investment through additional expansion and renovation projects at a number of our other facilities.

In 2011 and 2012, significant expansion and replacement projects include but are not limited to:

•	Las Colinas Country Club, in Irving Texas

•	The Hills of Lakeway in Austin, Texas

•	The Clubs of Kingwood in Kingwood, Texas

•	Silicon Valley Capital Club in San Jose, California

•	Center Club Costa Mesa in Costa Mesa, California

•	The City Club of Washington in Washington, DC

The recent renovation at Las Colinas Country Club in Irving, Texas is an example of how we profit from capital expenditure projects. From 2011 to early 2012, we invested approximately $2.0 million to renovate the clubhouse, and as a result, fiscal year ended December 25, 2012 revenues increased by 36.5%, compared to pre-construction revenues for the fiscal year ended December 28, 2010.

The capital investments made at the Silicon Valley Capital Club in San Jose, California further demonstrate how we are profiting from capital expenditure projects. From mid 2011 through early 2012, we invested approximately $2.8 million, of which, $0.8 million was funded by the landlord as tenant improvement contributions. As a result, fiscal year ended December 25, 2012 revenues increased by 32.0% compared to pre-construction revenues for the fiscal year ended December 28, 2010.

Focus on Selected Acquisitions and Opportunities to Expand our Business. We continually evaluate opportunities to expand our business through select acquisitions of attractive properties. Additionally, we evaluate joint ventures and management opportunities that allow us to expand our operations and increase our recurring revenue base without substantial capital outlay. When we do make strategic acquisitions, we do so only after a rigorous evaluation to satisfy ourselves that we can add value given our external growth experience, facility assessment capabilities, operational expertise and economies of scale. We believe that the fragmented nature of the private club industry that includes member-owned private clubs, individual privately-owned clubs and developer-owned clubs presents significant opportunities for us to grow our operations by leveraging our operational expertise. In 2011 and 2012, we took advantage of market conditions to expand into areas where we had a limited presence. These expansion opportunities included the acquisition of Hartefeld National Golf Club, a bank held private country club in Avondale, Pennsylvania, the acquisition of three golf and country club properties in the Long Island area of New York, and the acquisition of Canterwood Golf and Country Club, a previously member-owned club in the Seattle, Washington area. During 2012, we also entered into new agreements to manage and operate LPGA International, a semi-private golf and country club in Daytona Beach, Florida and Hollytree Country Club, a private country club in Tyler, Texas. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Club Acquisitions and Dispositions.") Additionally, we believe there is an attractive market to extend our private club expertise through international management arrangements. As of March 11, 2013, we have two management agreements for business clubs being developed in Tianjin, China and Hefei, China.

Our Business Model

Membership Initiation Payments and Dues. The private club industry generally requires members to pay an upfront fee to join and then pay recurring dues on a periodic (generally monthly) basis. In private clubs that are not member-owned, these payments typically come in two forms: initiation fees and initiation deposits. Initiation deposits, which are typically limited to our more prestigious golf clubs, are generally refundable after a specified period of years. Initiation fees, which are typical in our business clubs and mid-market golf clubs, are generally nonrefundable. However, golf memberships associated with these initiation payments may be transferable. Transferable memberships typically allow a resigning member to essentially sell his or her membership through the club and receive a portion of the initiation payment received by the club from the new member, but not to exceed his or her original initiation payment. Membership initiation payments depend both on the type of club, its location and its competition, and can range from a few hundred dollars to tens of thousands of dollars. Membership dues payments are typically paid on a monthly basis, which provides a relatively stable and recurring source of revenue for us. For the fiscal year ended December 25, 2012, approximately 46.0% of our revenues came in the form of membership dues and 2.2% of our revenues came in the form of the amortization of upfront membership initiation payments.

Discretionary Spending. We believe our clubs' offerings are appealing to the entire family of our members, resulting in member loyalty which translates into a greater ability to capture discretionary leisure spending than traditional clubs. Certain of our clubs offer tennis facilities in which we may earn court fees, spa and food and beverage outlets where we earn ancillary revenues as well as extensive programming such as kids camps, swim teams, golf or tennis lessons, where members further utilize our facilities. Additionally, our extensive network of clubs allows us to provide numerous value-added services and amenities to our members that may not be available from individual privately-owned clubs, such as the O.N.E. upgrade offering that combines comprehensive club, community and world benefits.

Reciprocal Privileges and Additional Products and Services. We offer a variety of products, services and amenities through membership upgrades that provide access to our extensive network of clubs and leverage our alliances with other clubs, facilities and properties. We believe these offerings serve as a point of differentiation from our competitors. We believe a greater product offering, when appropriate for the marketplace, enhances the members' ability to utilize the club and appeals to broader family members and therefore creates greater value to the membership. For example, for incremental monthly dues, our reciprocal access program allows our members complimentary access to clubs in certain other geographical areas. These programs are not limited to clubs owned and operated by us, and include our usage arrangements with other clubs, both domestically and internationally.
We have also established arrangements with restaurants, such as Emeril Lagasse and The Capital Grille, resorts such as Barton Creek Resort & Spa and The Homestead, ski resorts such as Squaw Valley and Alpine Meadows ski areas, and hotels such as The Ritz-Carlton, Mandarin Oriental, and numerous other alliances that provide additional benefits, including discounts, upgrades and complimentary items or services to our members. We make reservations within our network of clubs and other properties convenient for members by providing an in-house travel concierge (ClubLine), and by offering access to an inventory of VIP tickets through our own web portal (TicketLine).

Economies of Scale. As one of the largest owners of private clubs in the United States, we enjoy substantial economies of scale in management, sales and marketing and purchasing over member-owned and individual privately-owned clubs. In March 2001, we participated in the formation of a purchasing cooperative of hospitality companies, which allows us to better control costs associated with operating our clubs. We also provide capital expenditure oversight at our facilities, including, a national agronomist who assists in the maintenance of our golf courses and provides expertise in chemical usage and water management and a national golf cart leasing program. As we take advantage of these economies of scale, our members receive benefits in the form of professional management, lower costs and access to multiple clubs and greater amenities, which we believe helps further drive membership retention and growth.

Our Industry

We primarily operate private golf and country clubs, for which we believe demand is generally more resilient to economic cycles than public golf facilities and other hospitality assets. We expect that positive long-term recreational, travel and tourism spending trends and demographic shifts will increase the demand at our clubs.

Golf Industry Trends. The golf industry is characterized by varied ownership structures, including properties owned by corporations, member equity holders, developers, municipalities and others. Reports prepared by the National Golf Foundation ("NGF") show that during the 1990's, the industry suffered an overbuilding of public golf facilities, with over 3,160 public golf facilities openings, increasing the supply of public golf by 39%. Not coincidentally, during the same time period, their reports show that the influx of public golf caused the closure or conversion of 520 private clubs, or 11% of the private club supply. Throughout the 2000's, growth slowed as the industry struggled to absorb the new supply generated in the 1990's. Further, it is reported that 2012 represented the seventh consecutive year in which total facility closures outnumbered openings, with 141 net 18-hole equivalent golf facility closures. Private golf facilities only represented 12, or 8.5%, of the 141 net closures in 2012, a significant improvement over calendar year 2011. Based on a count by NGF, 2012 year-end U.S. golf supply totaled 15,619 facilities comprised of 11,683 public facilities and 3,936 private golf clubs.

Net Change in Total Golf Facilities	Net Change in Private Golf Facilities

60
40
20
0
-20
-40
-60
-80
-100
53
41
44
33
38
31
9
-2
-2
-83
-12
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

Source: National Golf Foundation	Source: National Golf Foundation

Golf Facilities in the U.S.
Source: National Golf Foundation

Attractive Demographic Trends. According to NGF, core and avid golfers represent 56.0% of total golfers and represented approximately 94.0% of the $26.3 billion spent on golf in 2012. We believe core and avid golfers are the most likely golf user to become private club members and according to private club trends provided by NGF, private golf clubs have an average golf member spend of $2,057 per year versus public clubs that have an average golf member spend of $634 per year. Further they report the typical private club member is 55 years old with a $124,000 annual household income; whereas, the typical public golfer is 47 years old with a $94,600 annual household income.

Additionally, we believe the golf industry overall will benefit as baby boomers (individuals born between 1946 and 1964) enter the peak leisure phase of their lives. According to publications by NGF, the private golf club industry captures a more affluent segment of baby boomers than the industry as a whole. Members of the baby boomer generation are currently in transition from their professional peak earning years and will soon begin retiring at an unprecedented rate, with 2011 marking the first wave who reached the age of 65. According to the U.S. Census Bureau, there will be a projected 18.6% increase in the U.S. population aged 55 to 64 from 2010 through 2020 and prior year data from the Congressional Budget Office and Federal Reserve indicate that baby boomer households own more than 50 percent of the value of all outstanding financial assets in the U.S. financial market.

Although baby boomers will play a significant roll in the future of the golf industry, NGF believes there is a pipeline of qualified member prospects that looks much like current members, but who are somewhat younger and more affluent. As of December 31, 2012, NGF reports that 46% of total golfers are under the age of 40.

Spend per Golfer	Golfers by Age

100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
42%
58%
49%
51%
54%
46%
Late 80's
Late 90's
Late 00's
<40
40+

Source: National Golf Foundation	Source: National Golf Foundation

Competition

The golf industry is a highly fragmented competitive landscape with approximately 3,900 private golf clubs in the United States, 14.5% of which were under corporate management according to NGF's 2012 year-end data. The data further concludes that the top 12 golf management companies, including ClubCorp, owned or managed 296 golf clubs, or 7.5%, of total private golf club market at the end of calendar year 2012. The data confirms that ClubCorp owns or operates the largest amount of private golf clubs in the industry with more than twice as many private golf clubs as the closest competitor. In fact only five other companies report owning or operating more than 25 private golf clubs in the United States. The U.S. Air Force Services Agency reports a total of 30 private clubs, Canongate and Troon Golf, LLC each report to own or operate 27 private clubs, while Century Golf Partners and American Golf Corporation each report a total of 26 private clubs as of December 31, 2012.

We believe most of our competition is regionally or locally based and the level of competition for any one of our clubs depends on its location and proximity to other golf facilities relative to the location of our members. In several of our strategically concentrated markets, such as California, Texas and Florida, our ownership of multiple facilities allows us to offer access to multiple clubs both locally and beyond. While others have attempted to create their own access and benefit programs, we believe our product offerings would be difficult to replicate on a similar scale, given the size and geographic diversity of our network of clubs and alliances with other clubs, facilities and properties.

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

Seasonality

Golf club operations are seasonal in nature, with peak golf season beginning in mid-May and running through mid-September in most regions. Usage at our country club and golf facilities decline significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. However, the seasonality of revenues for many of our golf and country clubs is partially mitigated by our strategic concentration in regions with traditionally warmer climates such as California, Texas and Florida. While nearly all of our golf and country clubs experience at least some seasonality, due to the recurring nature of our year round membership dues income, seasonality has a muted impact on our overall performance as compared to daily fee and public golf facilities. Many of our golf and country clubs also offer other amenities such as dining, indoor tennis and fitness facilities, which provide revenue streams that are typically less affected by seasonality, than our golf operations revenues. We consider the year-round recurring revenue stream to be one of the primary advantages of private club ownership. Our business clubs are less seasonal in nature but typically generate a greater share of their annual revenues in the fourth quarter, due to the holiday and year-end party season. In addition, the first, second and third fiscal quarters each consist of twelve weeks, whereas, the fourth quarter consists of sixteen or seventeen weeks of operations. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter.

Sales and Marketing

We promote our clubs through extensive marketing and sales programs that are designed to appeal to either our existing members, prospective members or underrepresented demographic groups. For example, we responded to the younger age of prospective members in the industry with targeted membership programs for young executives. We have targeted similar programs for women and invest in family amenities, like water parks, that broaden the appeal of our clubs. Additionally, we use social media and print advertising, including our award-winning quarterly lifestyle magazine, Private Clubs, to showcase our facilities, products and services and other content relevant to our members. Recent technology advancements include the mobile edition of our Private Clubs magazine, mobile tee times and electronic billing.

Additionally, we enter into strategic alliances with leading brands to enhance our members’ lives both inside and outside the club. A few of the select brands we have strategic alliances with include, but are not limited to, Omni Hotels and Resorts, Fiji Water, Avis and Dell. Further, we create and co-host events with premier brands, most notably our test drive programs with Ferrari, Porsche, Jaguar, BMW, Audi and Acura.

In 2012 we received TV coverage related to the four nationally recognized golf tournaments we hosted, affiliated with the PGA Tour, the LPGA Tour, Web.com Tour and the R&A Group, which organizes and stages The Open Championship, golf's oldest major. Additionally, Firestone Country Club was ranked No. 43 on Golf Digest’s “America’s 50 Toughest Golf Courses” list, and Aspen Glen Club, Southern Trace Country Club, the Hills Country Club at Lakeway, Firestone Country Club and Diamante Golf Club were each named in their respective states to the Golf Digest “Best-in-State” rankings for 2012.

Regulation

Environmental, Health and Safety. Our properties and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by regulated materials. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our club facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing for our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

In addition, in order to improve, upgrade or expand some of our golf clubs, we may be subject to environmental review under the National Environmental Policy Act and, for projects in California, the California Environmental Quality Act. Both acts require that a specified government agency study any proposal for potential environmental impacts and include in its analysis various alternatives. Our improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.

We are also subject to regulation by the United States Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions. These regulations impact a number of aspects of operations, including golf course maintenance and food handling and preparation.

Zoning and Land Use. The ownership and management of our properties and facilities, as well as our re-development and expansion of clubs, subjects us to federal, state and local laws regulating zoning, land development, land use, building design and construction, and other real estate-related laws and regulations.

Access. Our facilities and operations are subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). The rules implementing the ADA have been further revised by the ADA Amendments Act of 2008, which included additional compliance requirements for golf facilities and recreational areas. The ADA generally requires that we remove architectural barriers when readily achievable so that our facilities be made accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Further, federal legislation or regulations may further amend the ADA to impose more stringent requirements with which we would have to comply.

Other. We are also subject to various local, state, and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and safety standards, equal employment, minimum wages, and licensing requirements and regulations for the sale of food and alcoholic beverages.

Employees. As of March 11, 2013, we had approximately 12,900 employees, of which 9,700 are located at our golf and country clubs, 2,900 are located at our business, sports and alumni clubs and 300 are part of our corporate and regional staff. Other than a small group of golf course maintenance staff at one of our clubs, all of our employees are non-union. We believe we have a good working relationship with our employees and have yet to experience an interruption of business as a result of labor disputes.

Insurance

We believe that our properties are covered by adequate property, casualty and commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. We also carry other insurance, including directors and officers liability insurance, fiduciary coverage and workers' compensation. Changes in the insurance market over the past few years have increased the risk that affordable insurance may not be available to us in the future. While our management believes that our insurance coverage is adequate, if we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, our business, results of operations and financial condition could be materially and adversely affected.

Intellectual Property

We have registered or claim ownership of a variety of trade names, service marks, copyrights and trademarks for use in our business, including, but not limited to: Associate Club; Associate Clubs; Benefits Finder; Building Relationships and Enriching Lives; ClubCater; ClubCorp; ClubCorp Charity Classic; ClubCorp Resorts; Club Corporation of America; ClubLine; Club Resorts; Club Without Walls; Fastee Course; HotelLine; Membercard; My Club. My Community. My World; Private Clubs; The Society; The World Leader in Private Clubs; and Warm Welcomes, Magic Moments and Fond Farewells. While there can be no assurance that we can maintain registration or ownership for the marks, we are not currently aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

Available Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available free of charge on our corporate website (www.clubcorp.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Information provided on our website is not part of this Form 10-K or our other filings. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.    RISK FACTORS

Economic recessions or downturns could harm our business, financial condition and results of operations, and the recent economic downturn has negatively affected and may continue to negatively affect our business, financial condition and results of operations.

A substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions. The recent global recession has led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets, which has negatively affected our business, financial condition and results of operations. For example, for the fiscal years ended December 25, 2012 and December 27, 2011, we experienced attrition in member count of 16.5% and 15.5% in our golf and country clubs and 22.9% and 23.1% in our business, sports and alumni clubs, respectively, as consumers and businesses cut back on discretionary spending. The continuation of the recent economic downturn we experienced in the United States may lead to further increases in unemployment and loss of consumer confidence which would likely translate into additional resignations of existing members, a decrease in the rate of new memberships and reduced spending by our members. As a result, our business, financial condition and results of operations may continue to be materially adversely affected by economic downturns.

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

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends could adversely affect our business. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, results of operations and financial condition. For the fiscal year ended December 25, 2012, 46.0% of our total operating revenues came from monthly membership dues. During the same period, 22.9% of our business, sports and alumni club memberships (approximately 14,500 memberships), and 16.5% of our private country club and semi-private golf memberships (approximately 13,200 memberships) were resigned, resulting in a net (loss) gain in memberships of (1.4)% and 0.3%, respectively, after the addition of new memberships. If we cannot attract new members or retain our existing members, our business, financial condition and results of operations could be harmed.

Competition in the industry in which we compete could have a material adverse effect on our business and results of operations.

We operate in a highly competitive industry, and compete primarily on the basis of management expertise, reputation, featured facilities, location, quality and breadth of member product offerings and price. As a result, competition for market share in the industry in which we compete is significant. In order to succeed, we must take market share from local and regional competitors and sustain our membership base in the face of increasing recreational alternatives available to our existing and potential members.

Our business clubs compete on a local and regional level with restaurants and other business and social clubs. The number and variety of competitors in this business varies based on the location and setting of each facility, with some situated in intensely competitive upscale urban areas characterized by frequent innovations in the products and services offered by competing restaurants and other business, dining and social clubs. In addition, in most regions, these businesses are in constant flux as new restaurants and other social and meeting venues open or expand their amenities. As a result of these characteristics, the supply in a given region often exceeds the demand for such facilities, and any increase in the number or quality of restaurants and other social and meeting venues, or the products and services they provide, in a given region could significantly impact the ability of our clubs to attract and retain members, which could harm our business and results of operations.

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

Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative venues for recreational pursuits, such as multi-use sports and athletic centers. In addition, member owned and individual privately owned clubs may be able to create a perception of exclusivity that we have difficulty replicating given the diversity of our network of clubs and the scope of our holdings. To the extent these alternatives succeed in diverting actual or potential members away from our facilities or affect our membership rates, our business and results of operations could be harmed.

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

Consumer spending patterns, particularly discretionary expenditures for leisure, travel and recreation, are particularly susceptible to factors beyond our control that may reduce demand for our products and services, including demand for memberships, golf, vacation and business travel and food and beverage sales. These factors include:

•	low consumer confidence;

•	depressed housing prices;

•	changes in the desirability of particular locations, residential neighborhoods, office space, or travel patterns of members;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business (e.g., industry conventions);

•	natural disasters, such as earthquakes, tornadoes, hurricanes and floods;

•	outbreaks of pandemic or contagious diseases, such as avian or swine flu, and severe acute respiratory syndrome (SARS);

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events; and

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel.

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

Our approach to identifying locations for our clubs typically favors locations where our facilities can become a part of the community. As a result, our clubs are typically located near urban and residential centers that we believe are consistent with our members' lifestyle choices. Memberships and sales at these locations are derived, in part, from proximity to key local landmarks, business centers, facilities and residential areas. We may be forced to close clubs or club locations may become unsuitable due to, and such locations' results of operations may be harmed by, among other things:

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

One factor that specifically affects our real estate investments in golf courses is the availability of water. Turf grass conditions must be satisfactory to attract play on our golf courses, which requires significant amounts of water. Our ability to irrigate a golf course could be adversely impacted by a drought or other cause of water shortage, such as the recent drought affecting the southern United States. A severe drought of extensive duration experienced in regard to a large number of properties could adversely affect our business and results of operations.

We also have a high concentration of golf clubs in California, Florida and Texas, which can experience periods of unusually hot, cold, dry or rainy weather due to a variety of periodic and quasi-periodic global climate phenomenon, such as the El Niño/La Niña-Southern Oscillation. For example, during 2011, we incurred 7.2% higher golf course maintenance utility expenses for the fiscal period starting on June 15, 2011 and ending on September 6, 2011 compared to the corresponding fiscal period in 2010, due to unusually hot and severe drought conditions in certain portions of the southern United States. If these phenomenon and their impacts on weather patterns persist for extended periods of time, our business and results of operations could be harmed.

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

The loss of the services of our senior management could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing management and key employees, including club managers, membership sales and support personnel, which could result in harm to our member and employee relationships, loss of expertise or know-how and unanticipated recruitment and training costs. In addition, we have not obtained key man life insurance policies for any of our senior management team. As a result, it may be difficult to cover the financial loss if we were to lose the services of any members of our senior management team. The loss of members of our senior management team or key employees or any financial impact resulting therefrom could have an adverse affect on our business and results of operations.

Our large workforce subjects us to risks associated with increases in the cost of labor as a result of increased competition for employees, higher employee turnover rates and required wage increases and health benefit coverage, lawsuits or labor union activity.

Labor is our primary property-level operating expense. As of December 25, 2012, we employed approximately 12,900 hourly-wage and salaried employees at our clubs and corporate offices. For the fiscal year ended December 25, 2012, labor-related expense accounted for 48.6% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federal or state minimum wage or other employee benefit costs. For example, we are continuing to assess the impact of federal health care reform law and regulations on our health care benefit costs, which will likely increase the amount of healthcare expenses paid by us. If labor-related expenses increase, our operating expense could increase and our business, financial condition and results of operations could be harmed.

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

Our cost of goods such as food and beverage costs account for a significant portion of our total property-level operating expense. Cost of goods represented 15.2% of our total operating expense for the fiscal year ended December 25,

2012. If our cost of goods increases significantly and we are not able to pass along those increased costs to our members in the form of higher prices or otherwise, our operating margins could suffer, which would have an adverse effect on our business, financial condition and results of operations.

In addition, rent, which represented 4.9% of our total operating expense for the fiscal year ended December 25, 2012, also accounts for a significant portion of our property-level operating expense. Significant increases in our rent costs would increase our operating expense and our business, financial condition and results of operations may suffer.

Utility costs, including water, represented 5.7% of our total operating expense for the fiscal year ended December 25, 2012. The prices of utilities are volatile, and shortages sometimes occur. In particular, municipalities are increasingly placing restrictions on the use of water for golf course irrigation and increasing the cost of water. Significant increases in the cost of our utilities, or any shortages, could interrupt or curtail our operations and lower our operating margins, which could have a negative impact on our business, financial condition and results of operations.

Each of our properties is subject to real and personal property taxes. During the fiscal year ended December 25, 2012, we paid approximately $10.7 million in property taxes. The real and personal property taxes on our properties may increase or decrease as tax rates change and as our clubs are assessed or reassessed by taxing authorities. If real and personal property taxes increase, our financial condition and results of operations may suffer.

We could be required to make material cash outlays in future periods if the number of initiation deposit refund requests we receive materially increases or if we are required to surrender unclaimed initiation deposits to state authorities under applicable escheatment laws.

In contrast to initiation fees which are generally non-refundable, initiation deposits paid by members upon joining one of our clubs are fully refundable after a fixed number of years, typically 30 years, and upon the occurrence of other contract-specific conditions. Historically, only a small percentage of initiation deposits eligible to be refunded have been requested by members. As of December 25, 2012, the amount of initiation deposits that are eligible to be refunded currently or within the next twelve months is $91.4 million on a gross basis. When refunds are requested, we must fund the payment of such amounts from our available cash. If the number of refunds dramatically increases in the future, our financial condition could suffer and the funding requirement for such refunds could strain our cash on hand or otherwise force us to reduce or delay capital expenditures, sell assets or operations or seek additional capital in order to raise the cash necessary to make such refunds. The discounted value of initiation deposits that may be refunded in future years (not including the next twelve months) is $202.6 million. For more information on our initiation deposit amounts, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

While we will make a refund to any member whose initiation deposit is eligible to be refunded, we may be subject to various states' escheatment laws with respect to initiation deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically 3 to 5 years. We currently do not remit to states any amounts relating to initiation deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation deposits. The analysis of the potential application of escheatment laws to our initiation deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that initiation deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

In addition, most of the states in which we conduct business have hired independent agents to conduct unclaimed and abandoned property audits of our operations. Certain categories of property, such as uncashed payroll checks or uncashed vendor payments are escheatable in the ordinary course of business and we have entered into closing agreements with the majority of the states regarding the escheatment of cash amounts for such categories and have remitted these amounts to the respective states. If any state asserts that any or all of the initiation deposits eligible to be refunded to members that have not been refunded to members during the applicable dormancy period, depending on the state in which a club is located, are to be remitted to such state under applicable escheatment laws, we expect to vigorously defend our position on the matter. However, if we are ultimately unsuccessful in arguing our right to continue holding such amounts, we may be forced to pay such amounts to the claiming states. While we believe we have strong arguments against any potential claims for the escheatment of unclaimed initiation deposits made under state escheatment laws, if a material portion of the initiation deposits otherwise eligible to be refunded were awarded to any states, our financial condition could be materially and adversely affected and we may be required to reduce or delay capital expenditures, sell assets or operations or seek additional capital in order to raise the corresponding cash required to satisfy such awards. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet such obligations or that these actions would be permitted under the terms of our existing or future debt agreements.

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

Our real estate holdings (including our long-term leaseholds) are subject to risks typically associated with investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned, expenses incurred and capital appreciation generated by the related properties. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and time-consuming to expand, modify or renovate older properties. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have an adverse impact on our business, financial condition or results of operations.

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

As of December 25, 2012, we were significantly leveraged and our total indebtedness was approximately $781.5 million. Our substantial degree of leverage could have important consequences for our investors, including the following:

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

Although our total indebtedness decreased as a result of the ClubCorp Formation (see Notes 1 and 2 to Item 8. "Financial Statements and Supplementary Data"), our interest expense is substantially higher after giving effect to the ClubCorp Formation, as compared to our interest expense for prior periods, as a result of higher aggregate interest rates on our debt.

We may not be able to generate sufficient cash to service all of our indebtedness and be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot guarantee that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. (See “Cautionary Statement Regarding Forward-Looking Statements” and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”) If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Secured Credit Facilities and the indenture that governs our senior unsecured notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior unsecured notes do not fully prohibit us or our subsidiaries from doing so. On November 30, 2010, we entered into the Secured Credit Facilities comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. As of December 25, 2012, $33.6 million was available for borrowing under the revolving credit facility. Additionally, we have the option to increase the term loan facility by up to $50.0 million and the revolving credit facility by up to an additional $25.0 million, both subject to conditions and restrictions in our Secured Credit Facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Restrictive covenants may adversely affect our operations.

Our Secured Credit Facilities and the indenture governing our senior unsecured notes contain various covenants that limit our ability to, among other things:

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

In addition, the restrictive covenants in our Secured Credit Facilities require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot guarantee that we will meet them. A breach of any of these covenants could result in a default under our Secured Credit Facilities. Upon the occurrence of an event of default under our Secured Credit Facilities, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Secured Credit Facilities. If the lenders under our Secured Credit Facilities accelerate the repayment of borrowings, the holders of our senior unsecured notes could declare a cross-default, and we cannot guarantee that we will have sufficient assets to repay our Secured Credit Facilities, the senior unsecured notes, and our other indebtedness, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our Secured Credit Facilities, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The interest rate on our term loan facility is the higher of (i) 5.0% (“Floor”) and (ii) an elected LIBOR plus a margin of 3.75% (less the impact of the interest rate cap agreement that limits our exposure on the elected LIBOR to 2.0% on a notional amount of $155.0 million). Our term loan facility will be effectively subject to the Floor until LIBOR exceeds 1.25%. As of December 25, 2012, LIBOR was below the Floor, such that a hypothetical 0.50% increase in LIBOR applicable to borrowings under our Secured Credit Facilities would not result in an increase in interest expense.

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

We must regularly expend capital to construct, maintain and renovate the properties that we own in order to remain competitive, maintain the value and brand standards of our properties and comply with applicable laws and regulations. In addition, we must periodically upgrade or replace the furniture, fixtures and equipment necessary to operate our business. These efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including labor and materials) that may increase project costs;

•	obtaining zoning, occupancy and other required permits or authorizations;

•	governmental restrictions on the size or kind of development;

•	force majeure events, including earthquakes, tornadoes, hurricanes or floods;

•	design defects that could increase costs; and

•	environmental concerns which may create delays or increase costs.

These projects create an ongoing need for cash, which if not generated by operations or otherwise obtained is subject to the availability of credit in the capital markets. Our ability to spend the money necessary to maintain the quality of our properties is significantly impacted by the cost and availability of capital, over which we have little control.

The timing of capital improvements can affect property performance, including membership retention and usage, particularly if we need to close golf courses or a significant number of other facilities, such as ballrooms, meeting spaces or dining areas. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.

If we are not able to begin operating properties as scheduled, or if investments harm or fail to improve our performance, our ability to compete effectively would be diminished and our business and results of operations could be adversely affected.

We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances; and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful or divert our management's attention.

We intend to consider strategic and complementary acquisitions of and investments in other businesses, properties or other assets. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, properties or assets as well as these alliances are subject to risks that could affect our business, including risks related to:

•	spending cash and incurring debt;

•	assuming contingent liabilities;

•	creating additional expenses; or

•	use of management's time and attention.

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

As of December 25, 2012, we owned seven properties in partnership with other entities, including joint ventures relating to six of our golf facilities and one of our business clubs, and may in the future enter into further joint venture or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the risk that we may not be able to sell or dispose of our interest as a result of buy/sell rights that may be imposed by the joint venture agreement, the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and the risk that our partner may be able to veto actions which may be in our best interests. Consequently, actions by a co-venturer might subject clubs owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent. Any of the foregoing could have a negative impact on the joint venture or its results of operations, and subsequently on our business or results of operations.

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

In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations or the replacement cost of any lost investment. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues from the property. Additionally, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations and we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry does not sufficiently cover damages or other losses, our business, financial condition and results of operations could be harmed.

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

There are inherent risks of accidents or injuries at our properties or in connection with our operations, including injuries from premises liabilities such as slips, trips and falls. If accidents or injuries occur at any of our properties, we may be held liable for costs related to the injuries. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but there can be no assurance that our liability insurance will be adequate or available at all times and in all circumstances. There can also be no assurance that the liability insurance we have carried in the past was adequate or available to cover any liability related to previous incidents. Our business, financial condition and results of operations could be harmed to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

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

We are jointly and severally liable for pension funding liabilities associated with the Homestead Retirement Plan, relating to one of the resorts we sold in connection with the ClubCorp Formation. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Commercial Commitments.”) As of December 25, 2012, the underfunded amount of the projected benefit obligation for such plan was approximately $10.7 million. Significant adverse changes in the capital markets could cause the actual amount of underfunding to be higher than projected. If we are found liable for any amounts with respect to this plan, the payment of such liability, if material, could adversely affect our financial condition and results of operations.

The failure to comply with regulations relating to public facilities, or the failure to retain licenses relating to our properties may harm our business and results of operations.

Our business is subject to extensive federal, state and local government regulation in the various jurisdictions in which our clubs are located, including regulations relating to alcoholic beverage control, public health and safety, environmental hazards and food safety. Alcoholic beverage control regulations require each of our clubs to obtain licenses and permits to sell alcoholic beverages on the premises. The failure of a club to obtain or retain its licenses would adversely affect that club's operations and profitability. We may also be subject to dram shop statutes in certain states, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop lawsuit in excess of liability coverage could have a material adverse effect on our operations.

We are also subject to the Americans with Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008 (the “ADA”), which, among other things, may require certain renovations to our facilities to comply with access and use requirements. A determination that we are not in compliance with the ADA or any other similar law or regulation could result in the imposition of fines or an award of damages to private litigants. While we believe we are operating in substantial compliance, and will continue to remove architectural barriers in our facilities when readily achievable, in accordance with current applicable laws and regulations, there can be no assurance that our expenses for compliance with these laws and regulations will not increase significantly and harm our business, financial condition and results of operations.

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

We collect and maintain information relating to our members and guests, including personally identifiable information, for various business purposes, including maintaining records of member preferences to enhance our customer service and for billing, marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our members expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. Privacy regulation is an evolving area in which different jurisdictions (within or outside the United States) may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our members and guests and market our properties and services to our members and guests. A theft, loss, fraudulent or unlawful use of customer, employee or company data, including cyber attacks, could harm our reputation or result in remedial and other costs, fines or lawsuits. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) could result in fines or restrictions on our use or transfer of data. Any of these matters could adversely affect our business, financial condition or results of operations.

The operation of our business relies on technology, and operational risks may disrupt our businesses, result in losses or limit our growth.

We invest in and license technology and systems for property management, procurement, membership records and specialty programs. We believe that we have designed, purchased and installed appropriate information systems to support our business. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our growth, or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. Further, there can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competitors or within budgeted costs and timeframes. In addition, we rely on third-party service providers for certain aspects of our business. Additionally, while we have cyber security procedures in place, a security breach could disrupt our business and have a material adverse effect on us. Any interruption or deterioration in the performance of our information systems could impair the quality of our operations and could impact our reputation and hence adversely affect our business and limit our ability to grow.

We may be required to write-off a portion of our goodwill and/or indefinite lived intangible asset balances as a result of a prolonged and severe economic recession.

Under accounting principles generally accepted in the United States of America (“GAAP”), we are required to test goodwill and indefinite lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite lived intangible assets below book value. We evaluate the recoverability of goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends and market and economic conditions. We evaluate the recoverability of indefinite lived intangible assets using the income approach based upon estimated future revenue streams (see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”). If a severe prolonged economic downturn were to occur, it could cause less than expected growth or a reduction in terminal values of our reporting units and could result in a goodwill or indefinite lived intangible asset impairment charge attributable to certain goodwill or indefinite lived intangible assets, negatively impacting our results of operations and stockholders' equity.

We are subject to tax examinations of our tax returns by the Internal Revenue Service ("IRS") and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions and may be subject to similar examinations in the future. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. Intercompany transactions associated with provision of services and cost sharing arrangements, as well as those associated with the ClubCorp Formation, are complex and affect our tax liabilities. On February 14, 2013, we were notified that the IRS will examine certain components of the 2010 tax return, which includes the ClubCorp Formation. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. There can be no assurance that the outcomes from ongoing tax examinations will not have an adverse effect on our operating results and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our operating results and financial condition.

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

By reason of their majority ownership interest in our parent company, affiliates of KSL have the ability to designate a majority of the members of our board of directors. KSL's affiliates are able to control actions to be taken by us, including amendments to our certificate of incorporation and bylaws and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets. The interests of KSL's affiliates may be materially different from the interests of our other stakeholders. For example, KSL's affiliates may cause us to take actions or pursue strategies that could impact our ability to make payments under our debt agreements or that cause a change in control. In addition, to the extent permitted by our debt agreements, affiliates of KSL may cause us to pay dividends rather than make capital expenditures.

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

•
other factors detailed herein, including under “Item 1A. Risk Factors,” “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of March 11, 2013, our network consists of 151 clubs located in 23 states, the District of Columbia and two foreign countries. We own 81 clubs in fee simple, lease 43 business, sports and alumni clubs on long-term space leases, hold the leasehold interest in 13 golf and country clubs, hold joint venture interests in 7 clubs, and hold management contracts for 7 clubs.

We believe our leased corporate office space in Dallas, Texas, and all the clubs in our network are well maintained and occupy sufficient space to meet our operating needs. During the normal course of business we evaluate lease terms and club locations and may elect to relocate or combine locations as we see fit.

The following tables illustrate our clubs by segment, location, type of club, and size either in terms of golf holes or approximate square footage, respectively, for golf and country clubs or business, sports and alumni clubs.

Golf and Country Clubs Segment by Region	Type of Club	Market	State	Golf Holes
California Region
Aliso Viejo Golf Club	Private Country Club	Los Angeles	CA	18
Braemar Country Club	Private Country Club	Los Angeles	CA	27
Canyon Crest Country Club	Private Country Club	Los Angeles	CA	18
Coto De Caza Golf & Racquet Club	Private Country Club	Los Angeles	CA	36
Crow Canyon Country Club	Private Country Club	San Francisco	CA	18
Desert Falls Country Club	Private Country Club	Palm Springs	CA	18
Morgan Run Club & Resort	Private Country Club	San Diego	CA	27
Porter Valley Country Club	Private Country Club	Los Angeles	CA	18
Shadowridge Country Club	Private Country Club	San Diego	CA	18
Spring Valley Lake Country Club	Private Country Club	Los Angeles	CA	18
Airways Golf Club	Public Golf	Fresno	CA	18
Empire Ranch Golf Club	Public Golf	Sacramento	CA	18
Indian Wells Country Club	Private Country Club	Palm Springs	CA	36
Mission Hills Country Club	Private Country Club	Palm Springs	CA	54
Teal Bend Golf Club	Public Golf	Sacramento	CA	18
Turkey Creek Golf Club	Public Golf	Sacramento	CA	18
Granite Bay Golf Club	Private Country Club	Sacramento	CA	18
Texas Region
April Sound Country Club	Private Country Club	Houston	TX	27
Bay Oaks Country Club	Private Country Club	Houston	TX	18
Brookhaven Country Club	Private Country Club	Dallas	TX	54
Canyon Creek Country Club	Private Country Club	Dallas	TX	18
The Club at Cimarron	Private Country Club	Mission	TX	18
Fair Oaks Ranch Golf & Country Club	Private Country Club	San Antonio	TX	36
The Club at Falcon Point	Private Country Club	Houston	TX	18
Gleneagles Country Club	Private Country Club	Dallas	TX	36
Hackberry Creek Country Club	Private Country Club	Dallas	TX	18
Hearthstone Country Club	Private Country Club	Houston	TX	27
Hollytree Country Club	Private Country Club	Tyler	TX	18
The Clubs of Kingwood at Deerwood	Private Country Club	Houston	TX	18
The Clubs of Kingwood at Kingwood	Private Country Club	Houston	TX	72
Las Colinas Country Club	Private Country Club	Dallas	TX	18
Lost Creek Country Club	Private Country Club	Austin	TX	18
Oakmont Country Club	Private Country Club	Dallas	TX	18
Shady Valley Golf Club	Private Country Club	Dallas	TX	18
Stonebriar Country Club (1)	Private Country Club	Dallas	TX	36
Stonebridge Country Club	Private Country Club	Dallas	TX	18

Golf and Country Clubs Segment by Region	Type of Club	Market	State	Golf Holes
The Ranch Country Club at Stonebridge	Private Country Club	Dallas	TX	27
Lakeway Country Club	Semi-Private Golf Club	Austin	TX	36
Flintrock Golf Club at Lakeway	Private Country Club	Austin	TX	18
The Hills Country Club at Lakeway	Private Country Club	Austin	TX	18
Timarron Country Club	Private Country Club	Dallas	TX	18
Trophy Club Country Club	Private Country Club	Dallas	TX	36
Walnut Creek Country Club	Private Country Club	Dallas	TX	36
Wildflower Country Club	Private Country Club	Waco	TX	18
Willow Creek Golf Club	Private Country Club	Houston	TX	18
West Region
Anthem Golf & Country Club	Private Country Club	Phoenix	AZ	18
Ironwood Club at Anthem	Private Country Club	Phoenix	AZ	18
Gainey Ranch Golf Club	Private Country Club	Phoenix	AZ	27
Seville Golf & Country Club	Private Country Club	Phoenix	AZ	18
Aspen Glen Club	Private Country Club	Rocky Mountain	CO	18
Canyon Gate Country Club	Private Country Club	Las Vegas	NV	18
Bear's Best Las Vegas	Public Golf	Las Vegas	NV	18
Canterwood Golf & Country Club	Private Country Club	Seattle	WA	18
Midwest Region
Knollwood Country Club	Private Country Club	South Bend	IN	36
Nicklaus Golf Club at LionsGate	Private Country Club	Kansas City	KS	18
Oak Pointe Country Club	Private Country Club	Detroit	MI	36
Firestone Country Club	Private Country Club	Akron	OH	63
Quail Hollow Country Club	Private Country Club	Cleveland	OH	36
Silver Lake Country Club	Private Country Club	Akron	OH	18
Mid-Atlantic Region
Devils Ridge Golf Club	Private Country Club	Raleigh/Durham	NC	18
Lochmere Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
Nags Head Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
Neuse Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
The Currituck Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
Bluegrass Yacht & Country Club (1)	Private Country Club	Nashville	TN	18
Greenbrier Country Club	Private Country Club	Norfolk	VA	18
Piedmont Club	Private Country Club	Washington, D.C.	VA	18
River Creek Club	Private Country Club	Washington, D.C.	VA	18
Stonehenge Golf & Country Club	Private Country Club	Richmond	VA	18
Northeast Region
Ipswich Country Club	Private Country Club	Boston	MA	18
Hartefeld National Golf Club	Private Country Club	Avondale	PA	18
Diamond Run Golf Club	Private Country Club	Pittsburgh	PA	18
Treesdale Golf & Country Club	Private Country Club	Pittsburgh	PA	27
Hamlet Golf & Country Club	Semi-Private Golf Club	Long Island	NY	18
Willow Creek Golf & Country Club	Semi-Private Golf Club	Long Island	NY	18
Wind Watch Golf & Country Club	Private Country Club	Long Island	NY	18
Southeast Region
Diamante Golf Club	Private Country Club	Hot Springs Village	AR	18
Countryside Country Club	Private Country Club	Tampa	FL	27
Debary Golf & Country Club	Semi-Private Golf Club	Orlando	FL	18
Deercreek Country Club	Private Country Club	Jacksonville	FL	18

Golf and Country Clubs Segment by Region	Type of Club	Market	State	Golf Holes
East Lake Woodlands Country Club	Private Country Club	Clearwater	FL	36
Haile Plantation Golf & Country Club	Private Country Club	Gainesville	FL	18
Hunter's Green Country Club	Private Country Club	Tampa	FL	18
Monarch Country Club (1)	Private Country Club	Palm Beaches	FL	18
Queens Harbour Yacht & Country Club	Semi-Private Golf Club	Jacksonville	FL	18
Tampa Palms Golf & Country Club	Private Country Club	Tampa	FL	18
Stone Creek Golf Club	Semi-Private Golf Club	Gainesville	FL	18
LPGA International	Semi-Private Golf Club	Daytona Beach	FL	36
Country Club of Gwinnett	Semi-Private Golf Club	Atlanta	GA	18
Country Club of the South (1)	Private Country Club	Atlanta	GA	18
Eagles Landing Country Club	Private Country Club	Atlanta	GA	27
Northwood Country Club	Private Country Club	Atlanta	GA	18
Bear's Best Atlanta	Public Golf	Atlanta	GA	18
Laurel Springs Golf Club	Private Country Club	Atlanta	GA	18
Southern Trace Country Club	Private Country Club	Shreveport	LA	18
Country Club of Hilton Head	Private Country Club	Hilton Head	SC	18
Golden Bear Golf Club at Indigo Run	Semi-Private Golf Club	Hilton Head	SC	18
The Golf Club at Indigo Run	Private Country Club	Hilton Head	SC	18
Woodside Plantation Country Club	Private Country Club	Augusta, GA	SC	45
International Region
Cozumel Country Club	Semi-Private Golf Club	International	Mexico	18
Vista Vallarta	Semi-Private Golf Club	International	Mexico	36
Marina Vallarta Club de Golf	Semi-Private Golf Club	International	Mexico	18
Total Golf & Country Clubs				2,367

Business, sports and alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (2)
California Region
City Club on Bunker Hill	Business Club	Los Angeles	CA	27,000
Center Club	Business Club	Los Angeles	CA	22,000
Silicon Valley Capital Club	Business/Sports Club	San Jose	CA	14,000
University Club atop Symphony Towers	Business Club	San Diego	CA	18,000
Texas Region
Greenspoint Club	Business/Sports Club	Houston	TX	40,000
Houston City Club	Business/Sports Club	Houston	TX	130,000
The Downtown Club at Met	Business/Sports Club	Houston	TX	110,000
The Downtown Club at Houston Center	Business/Sports Club	Houston	TX	55,000
The Downtown Club at Plaza n/k/a The Houston Club	Business Club	Houston	TX	16,000
La Cima Club	Business Club	Dallas	TX	15,000
Plaza Club	Business Club	San Antonio	TX	19,000
Texas Tech University Club	Alumni Club	Lubbock	TX	20,000
Tower Club	Business Club	Dallas	TX	29,000
The University of Texas Club	Alumni Club	Austin	TX	34,000
West Region
Columbia Tower Club	Business Club	Seattle	WA	29,000
Midwest Region
Metropolitan Club	Business/Sports Club	Chicago	IL	60,000
Mid-America Club	Business Club	Chicago	IL	34,000
Skyline Club	Business Club	Indianapolis	IN	16,000

Business, sports and alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (2)
Skyline Club	Business Club	Detroit	MI	20,000
Shoreby Club	Business/Sports Club	Cleveland	OH	21,000
Dayton Racquet Club	Business/Sports Club	Dayton	OH	28,000
The Club at Key Center	Business/Sports Club	Cleveland	OH	34,000
Mid-Atlantic Region
City Club of Washington at Columbia Square	Business Club	Washington, D.C.	DC	17,000
Carolina Club	Alumni Club	Chapel Hill	NC	15,000
Capital City Club	Business Club	Raleigh/Durham	NC	18,000
Cardinal Club	Business Club	Raleigh/Durham	NC	22,000
Piedmont Club	Business Club	Winston-Salem	NC	14,000
Club LeConte	Business Club	Knoxville	TN	18,000
Crescent Club	Business Club	Memphis	TN	14,000
Tower Club Tysons Corner	Business Club	Vienna	VA	23,000
Town Point Club	Business Club	Norfolk	VA	18,000
Northeast Region
University of Massachusetts Club	Alumni Club	Boston	MA	26,000
Boston College Club	Alumni Club	Boston	MA	17,000
The Athletic & Swim Club at Equitable Center	Sports Club	New York City	NY	25,000
Pyramid Club	Business Club	Philadelphia	PA	21,000
Rivers Club	Business/Sports Club	Pittsburgh	PA	69,000
Southeast Region
Capital City Club	Business Club	Montgomery	AL	24,000
The Summit Club	Business Club	Birmingham	AL	19,000
University Center Club at Florida State	Alumni Club	Tallahassee	FL	64,000
Centre Club	Business Club	Tampa	FL	14,000
Citrus Club	Business/Sports Club	Orlando	FL	27,000
Tower Club	Business Club	Ft. Lauderdale	FL	12,000
University Club	Business/Sports Club	Jacksonville	FL	28,000
Buckhead Club	Business Club	Atlanta	GA	25,000
The Commerce Club	Business Club	Atlanta	GA	26,000
Capital City Club	Business Club	Columbia	SC	21,000
Commerce Club	Business Club	Greenville	SC	16,000
Harbour Club	Business Club	Charleston	SC	18,000
International Region
Capital Club	Business Club	International	China	60,000
Total Business, Sports and Alumni Clubs				1,462,000

(1)	Golf and country clubs subject to a mortgage.

(2) Business, sports and alumni clubs size is represented in approximate square footage.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II — FINANCIAL INFORMATION

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

Market Information

Our common stock is privately held and there is no established public trading market for our stock.

Holders

As of March 11, 2013, there was 1 holder of record of our common stock.

Dividends

We did not declare or pay any cash dividends on our common stock in the fiscal years ended December 25, 2012 and December 27, 2011. While our Secured Credit Facilities and the indenture that governs our senior unsecured notes limit our ability to pay cash dividends, on December 26, 2012, in accordance with these limitations, we declared a cash dividend of $35.0 million to the owners of our common stock. This dividend was paid on December 27, 2012. We do not currently anticipate paying any additional cash dividends in the near future.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods presented. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2008, our fiscal year was comprised of the 53 weeks ended December 30, 2008. For 2009, 2010, 2011 and 2012, our fiscal years were comprised of the 52 weeks ended December 29, 2009, December 28, 2010, December 27, 2011 and December 25, 2012, respectively.

The statements of operations data set forth below for the fiscal years ended December 28, 2010, December 27, 2011 and December 25, 2012 and the balance sheet data as of December 27, 2011 and December 25, 2012, are derived from our audited consolidated financial statements that are included elsewhere herein. The statements of operations data set forth below for the fiscal years ended December 30, 2008 and December 29, 2009 and the balance sheet data as of December 29, 2009, are derived from our consolidated financial statements that are not included elsewhere herein. The consolidated balance sheet data as of December 30, 2008 is derived from our unaudited consolidated financial statements not included elsewhere herein. The unaudited consolidated financial statements were prepared on a basis consistent with our audited consolidated financial statements.

This selected financial data should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes included elsewhere herein.

	Fiscal Years Ended (1)
	December 25, 2012	December 27, 2011	December 28, 2010 (3)	December 29, 2009	December 30, 2008
Statements of Operations Data:
Revenues:
Club operations	$535,274	$513,282	$495,424	$506,324	$550,290
Food and beverage	216,269	203,508	189,391	188,612	215,372
Other revenues	3,401	3,172	2,882	2,467	3,637
Total revenues	754,944	719,962	687,697	697,403	769,299
Club operating costs exclusive of depreciation	483,626	468,509	451,220	451,742	519,194
Cost of food and beverage sales exclusive of depreciation	68,735	64,256	59,671	60,145	62,037
Depreciation and amortization	78,286	93,035	91,700	97,539	100,916
Provision for doubtful accounts	2,765	3,350	3,194	4,769	4,490
Loss (gain) on disposals and acquisitions of assets	10,904	9,599	(5,380)	6,379	3,818
Impairment of assets	4,783	1,173	8,936	11,808	2,397
Equity in earnings from unconsolidated ventures	(1,947)	(1,487)	(1,309)	(706)	(1,514)
Selling, general and administrative	45,343	52,382	38,946	39,266	45,136
Operating income	62,449	29,145	40,719	26,461	32,825
Interest and investment income	1,212	138	714	2,684	4,290
Interest expense	(88,263)	(83,547)	(56,645)	(57,801)	(93,067)
Change in fair value of interest rate cap agreements	(43)	(137)	(3,529)	2,624	(10,454)
Gain on extinguishment of debt	—	—	334,423	—	—
Other income	2,132	3,746	3,929	6,006	7,387
(Loss) income from continuing operations before taxes	(22,513)	(50,655)	319,611	(20,026)	(59,019)
Income tax benefit (expense)	7,137	16,015	(57,512)	823	17,415
(Loss) income from continuing operations	(15,376)	(34,640)	262,099	(19,203)	(41,604)
Loss from discontinued Non-Core Entities, net of tax	—	—	(8,779)	(11,487)	(4,134)
Loss from discontinued clubs, net of tax	(10,917)	(258)	(443)	(814)	(23,774)
Net (loss) income	$(26,293)	$(34,898)	$252,877	$(31,504)	$(69,512)
Balance Sheet Data:
Cash and cash equivalents	$81,851	$50,317	$56,531	$73,568	$213,289
Restricted cash	—	—	525	14,100	9,324
Total assets	1,719,596	1,732,474	1,772,998	2,155,584	2,421,732
Membership initiation deposits-current portion(2)	91,398	69,870	53,646	38,161	31,240
Long-term debt (net of current portion)	756,532	772,272	772,079	1,391,367	1,512,994
Membership initiation deposits(2)	202,630	203,542	201,910	197,486	184,854
Total equity (deficit)	$173,064	$198,409	$231,157	$(244,229)	$(115,946)
__________________________

(1)
Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2008, our fiscal year was comprised of the 53 weeks ended December 30, 2008. For 2009, 2010, 2011 and 2012, our fiscal years were comprised of the 52 weeks ended December 29, 2009, December 28, 2010, December 27, 2011 and December 25, 2012, respectively.

(2)
The liability for membership initiation deposits is the present value of the refund obligation. The present value of the refund obligation of the membership initiation deposit liability accretes over the nonrefundable term using the effective interest method with an interest rate defined as our incremental borrowing rate adjusted to reflect the life of the maturity which is generally a 30-year time frame.

(3)
The statements of operations and balance sheet data reflect the ClubCorp Formation from November 30, 2010, which was treated as a reorganization of entities under common control. The gain on extinguishment of debt was recognized as lenders under certain facilities forgave debt in conjunction with the ClubCorp Formation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in Item 8 "Financial Statements and Supplementary Data" of this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A. "Risk Factors” or in other sections of this report.

ClubCorp Formation

ClubCorp is a holding company that was formed on November 30, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”) for the purpose of operating and managing golf, country, business, sports and alumni clubs. (A full description of the ClubCorp Formation is included in Notes 1 and 2 of the audited consolidated financial statements in Item 8 of this Form 10-K.)

Discontinued Non-Core Entities

In connection with the ClubCorp Formation, ClubCorp sold its Non-Core Entities to affiliates of KSL on November 30, 2010. The financial results of such entities prior to November 30, 2010 are presented as discontinued Non-Core Entities.

Overview

We are one of the largest owners and operators of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes approximately 145,000 memberships and 350,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. As of December 25, 2012, we owned or operated 102 golf and country clubs and 49 business, sports and alumni clubs in 23 states, the District of Columbia and two foreign countries. We believe that our expansive network of clubs and our focus on facilities, recreation and social programming enhances our ability to attract members across a number of demographic groups.

Factors Affecting our Business

A significant percentage of our revenues are derived from membership dues, and we believe these dues together with the geographic diversity of our clubs help to provide us with a recurring revenue base that limits the impact of fluctuations in regional economic conditions. The economic environment had a negative impact on our business and the private club industry in general during 2010 and 2011 and to a lesser extent in 2012, resulting in member attrition. For different reasons, we have closed certain business, sports and alumni clubs that were underperforming and terminated certain golf and country club management agreements. (See "Club Acquisitions and Dispositions")

Despite the impact of the recent economic environment and club closings, we believe our efforts to position our clubs as focal points in communities with offerings that can appeal to the entire family of our members, has enhanced member loyalty and mitigated attrition rates in our membership base compared to the industry as a whole. We believe the strength of our network of clubs combined with the stability of our membership base will enable us to maintain our position as an industry leader in the future.

As one of the largest operators of private clubs in the world, we enjoy economies of scale and a leadership position. We expect to strategically expand and upgrade our portfolio through acquisitions and targeted capital investments. Our targeted capital investment program is expected to yield positive financial results, focus on facility upgrades to improve our members' experience and the utilization of our private club products.

Club Acquisitions and Dispositions

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 28, 2010	76	12	4	6	98	2	48	4	1	55
Clubs added during 2011 (1)	4	—	—	—	4	—	—	—	—	—
Clubs divested during 2011 (2)	—	—	(1)	—	(1)	—	(4)	—	—	(4)
December 27, 2011	80	12	3	6	101	2	44	4	1	51
Clubs added during 2012 (3)	—	1	2	—	3	—	—	—	—	—
Clubs divested during 2012 (4)	—	—	(2)	—	(2)	(1)	(1)	—	—	(2)
December 25, 2012	80	13	3	6	102	1	43	4	1	49
 _______________________

(1)   In June 2011, we acquired three golf and country club properties in the Long Island area of New York. In August 2011, we acquired Canterwood Golf and Country Club in the Seattle, Washington area.

(2)   In February 2011, we ceased operating First City Club in Savannah, Georgia. In August 2011, we ceased operating the Franklin Square location of City Club of Washington in Washington, D.C. The City Club had two locations, Columbia Square and Franklin Square. The members remain members of the City Club of Washington at Columbia Square. In December 2011, we ceased operating the University Club of Jackson in Jackson, Mississippi. Additionally, the management agreement for The Club at Viniterra in our Golf and Country Club segment terminated in December 2011 as a result of the owners’ sale of the underlying real property.

(3)   In January 2012, we entered into a new agreement to manage and operate LPGA International, a semi-private golf and country club located in Daytona Beach, Florida. In March 2012, we entered into an agreement to manage and operate Hollytree Country Club, a private country club in Tyler, Texas, and, in April 2012, we acquired Hartefeld National Golf Club, a private country club in Avondale, Pennsylvania.

(4)   Our management agreement with the owner of Eagle Ridge Golf Club and the Preserve Golf Club was amended to remove the Preserve Golf Club in January 2012 and then terminated with respect to Eagle Ridge in December 2012 as a result of the owner’s sale of the underlying properties. In August 2012, we ceased operating the Westlake Club in Houston, Texas, and we sold Le Club in September 2012, an owned sports club in Milwaukee, Wisconsin.

Enrollment and Retention of Members

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. We devote substantial efforts to maintaining member and guest satisfaction, although many of the factors affecting club membership and facility usage are beyond our control. Periods where attrition rates exceed enrollment rates or where facility usage is below historical levels could have a material adverse effect on our business, operating results and financial position.

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. One such offering is our Optimal Network Experiences (“O.N.E.”) product, which is a type of membership upgrade offering that combines comprehensive club, community and world benefits. With this offering, members receive 50 percent off a la carte dining at their home club, access to ClubCorp’s network of clubs in the local community, and golf and dining privileges when traveling to more than 200 private clubs with additional access to more than 700 renowned hotels, resorts, restaurants and entertainment venues. As of December 25, 2012, approximately 40% of our members took advantage of an upgrade offering, a 2% increase, over the 38% of members who took advantage of upgrade offerings in the fiscal year ended December 27, 2011.

The following table presents our membership counts for continuing operations at the end of the periods indicated:

	Fiscal Year Ended				Fiscal Year Ended
Total memberships at end of period:	Dec. 25, 2012	Dec. 27, 2011	# Change	% Change	Dec. 27, 2011	Dec. 28, 2010	# Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	79,814	79,540	274	0.3%	78,905	79,092	(187)	(0.2)%
New or Acquired Clubs	2,905	1,079	1,826	169.2%	1,714	564	1,150	203.9%
Total Golf and Country Clubs	82,719	80,619	2,100	2.6%	80,619	79,656	963	1.2%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	62,046	62,953	(907)	(1.4)%	61,415	63,108	(1,693)	(2.7)%
New or Acquired Clubs	—	—	—	—	1,538	859	679	79.0%
Total Business, Sports and Alumni Clubs	62,046	62,953	(907)	(1.4)%	62,953	63,967	(1,014)	(1.6)%
Total
Same Store Clubs (1)	141,860	142,493	(633)	(0.4)%	140,320	142,200	(1,880)	(1.3)%
New or Acquired Clubs	2,905	1,079	1,826	169.2%	3,252	1,423	1,829	128.5%
Total memberships at end of period	144,765	143,572	1,193	0.8%	143,572	143,623	(51)	—%

(1)  See “Basis of Presentation—Same Store Analysis” for further definition of same store clubs. Same store clubs must be open for the entire year during both years of comparison, therefore, same store membership counts may vary for a given year depending on the years of comparison.

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

In addition, the first, second and third fiscal quarters each consist of twelve weeks, whereas, the fourth quarter consists of sixteen or seventeen weeks of operations. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leasing of facilities or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods. To clarify variations caused by newly acquired or divested operations, we employ a same store analysis for year-over-year comparability purposes. (See "Basis of Presentation—Same Store Analysis".)

Implications of the ClubCorp Formation

Our operating results and financial condition have been and will continue to be impacted by the ClubCorp Formation. As a result of the ClubCorp Formation in November 2010, we began incurring increased interest expense as a result of higher aggregate interest rates on our outstanding indebtedness. In addition, our taxpayer status has changed due to taxable gains and certain tax reductions triggered by the ClubCorp Formation that utilized our net operating loss carryforwards.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management include the average expected life of an active membership used to amortize initiation fees and deposits, our weighted average borrowing rate used to accrete membership initiation deposit liability, and inputs for impairment testing of goodwill, intangibles and long-lived assets. The following is a discussion of our critical accounting policies and the related management estimates and assumptions used in determining the value of related assets and liabilities. (A full description of all our significant accounting policies is included in Note 3 of the audited consolidated financial statements included in Item 8 of this Form 10-K.)

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

At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members and the prestige of the club. In general, initiation fees are not refundable, whereas initiation deposits are not refundable until after a fixed number of years (generally 30). We recognize revenue related to initiation fees over the average expected life of an active membership. For initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership. We determined the average expected life of an active membership to be approximately six years for golf and country club memberships and approximately four years for business, sports and alumni club memberships effective December 29, 2010.

The present value of the refund obligation is recorded as an initiation deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our incremental borrowing rate at the time the initiation deposit was paid adjusted to reflect the life of the maturity which is generally a 30-year time frame.

Average Expected Life of an Active Membership

The calculation of the average expected life of an active membership is a critical estimate in the recognition of revenues associated with initiation fees and deposits and is used for the amortization associated with our member relationship intangibles. Average expected life of an active membership is calculated separately for business, sports and alumni clubs and golf and country clubs by taking the inverse of the total number of members lost in a particular period divided by the total number of members at the end of the prior period. This base-level calculation is performed at the end of each fiscal year, using a 10-year rolling average of each year's data to determine the average expected life of an active membership. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated financial statements by decreasing or increasing the average expected life of an active membership, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. Because initiation fees and deposits generally have minimal direct incremental costs associated with them, a change in our average expected life of an active membership would likely materially affect our results of operations.

For the fiscal years ended December 25, 2012 and December 27, 2011, the average expected life of an active membership was approximately six years for golf and country club memberships and approximately four years for business, sports and alumni club memberships. For the fiscal year ended December 28, 2010, the average expected life of an active membership was approximately seven years for golf and country club memberships and approximately five years for business, sports and alumni club memberships.

Impairment of Long-Lived Assets

Long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, the impairment is determined by comparing the carrying value of the property to its fair value which may be approximated by using future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management's projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both within our control and out of our control. Additionally, we review current property appraisals when available to assess recoverability. Actual results that differ from these estimates can generate material differences in impairment charges recorded, and ultimately, net income or loss in our consolidated statements of operations and the carrying value of properties on our consolidated balance sheet. Impairment charges are recorded as a component of operating income or loss in our consolidated statements of operations.

Impairment of Goodwill and Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangibles are also evaluated upon the occurrence of such events, but not less than annually. We utilize a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. We test our trade name intangible assets, which are indefinite lived, utilizing the relief from royalty method to determine the estimated fair value for each trade name which is classified as a Level 3 measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates.

We test our liquor licenses annually for impairment. We use quoted prices in active markets when they are available (“Market Approach”), which are considered Level 2 measurements. When quoted prices in active markets are not available, methods used to determine fair value include analysis of the discounted future free cash flows that sales under a liquor license generate (“Income Approach”), and a comparison to liquor licenses sold in an active market in other jurisdictions (“Market Approach”). These valuations are considered Level 3 measurements. Key assumptions include future cash flows, discount rates and projected margins, among other factors.

We evaluate goodwill for impairment at the reporting unit level (golf and country clubs and business, sports and alumni clubs), which are the same as our operating segments. When testing for impairment, we first compare the fair value of our reporting units to the recorded values. Valuation methods used to determine fair value include analysis of the discounted future free cash flows that a reporting unit is expected to generate (“Income Approach”) and an analysis, which is based upon a comparison of reporting units to similar companies utilizing a purchase multiple of earnings before interest, taxes, depreciation and amortization (“Market Approach”). These valuations are considered Level 3 measurements. Key assumptions used in this model include future cash flows, growth rates, discount rates, capital needs and projected margins, among other factors.

If the carrying amount of the reporting units exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied value of the reporting unit's goodwill with the carrying value of that unit's goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of a reporting unit is allocated to all the assets and liabilities of that unit, including intangible assets, and any excess of the value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of its goodwill.

We test goodwill for impairment as of the first day of our last fiscal quarter. Based on this analysis, no impairment of goodwill was recorded for all years presented and we are not currently aware of any material events that would cause us to reassess the fair value of our goodwill and trade name intangible assets. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in an impairment of goodwill.

The most significant assumptions used in the Income Approach to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) future cash flows projections. If we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used future cash flow projections that were 50 basis points lower in our impairment analysis of goodwill for the fiscal year ended December 25, 2012, it would not have resulted in either reporting unit's carrying value exceeding its fair value. In addition, future changes in market conditions will impact estimates used in the Market Approach and could result in an impairment of goodwill. The estimated fair values of our golf and country clubs and business, sports and alumni clubs reporting units both exceeded their carrying values by approximately 10%.

As of December 25, 2012 and December 27, 2011, ClubCorp had $113.1 million and $113.1 million, respectively, of goodwill allocated to the golf and country club segment and $145.4 million and $151.9 million, respectively, of goodwill allocated to the business, sports and alumni club segment.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized. Judgment is required in addressing the future tax consequences of events that have been recognized in our financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. We may be liable for proposed tax liabilities and the final amount of taxes paid may exceed the amount of applicable reserves, which could reduce our profits. In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. On February 14, 2013, we were notified that the Internal Revenue Service will audit certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. Should the estimates and judgments used in the ClubCorp Formation prove to be inaccurate, our financial results could be materially affected.

We recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

As of December 25, 2012 and December 27, 2011, $52.7 million and $49.0 million, respectively, of unrecognized tax benefits are included in other liabilities in the audited consolidated financial statements in Item 8 of this Form 10-K. Currently, unrecognized tax benefits are not expected to change significantly over the next twelve months.

Basis of Presentation

Total revenues recorded in our two principle business segments (1) golf and country clubs and (2) business, sports and alumni clubs, are comprised mainly of revenues from membership dues (including upgrade dues for in network products), food and beverage operations and golf operations. Operating expenses recorded in our two principle business segments primarily consist of labor expenses, food and beverage costs, golf course maintenance costs and general and administrative costs.

Other operations not allocated to our two principle business segments are comprised primarily of income from arrangements with third parties for access privileges, corporate overhead expenses, shared services and intercompany eliminations made in the consolidation between other operations and our two principle business segments. Membership upgrade revenues associated with access privileges to third party clubs, facilities and properties are also recorded in other operations.

EBITDA and Adjusted EBITDA

EBITDA is calculated as net income plus interest, taxes, depreciation and amortization less interest and investment income. Adjusted EBITDA (“Adjusted EBITDA”) is based on the definition of Consolidated EBITDA as defined in the credit agreement governing our Secured Credit Facilities and may not be comparable to other companies. Adjusted EBITDA differs from Segment EBITDA and is included because the credit agreement governing our Secured Credit Facilities contains certain financial and non-financial covenants which require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis and utilize this measure of Adjusted EBITDA.

Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity. (See "Liquidity and Capital Resources" for a reconciliation of net income (loss) to Adjusted EBITDA.)

Segment EBITDA

We evaluate segment performance and allocate resources based on Segment EBITDA. We consider Segment EBITDA an important indicator of the operational strength and performance of our business. We include Segment EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization. Segment EBITDA differs from Adjusted EBITDA, although, Segment EBITDA may be adjusted for items similar to those defined in the credit agreement governing our Secured Credit Facilities. Segment EBITDA has been calculated using this definition for all periods presented. (For more information see Note 15 of the audited consolidated financial statements in Item 8 of this Form 10-K.)

Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on GAAP and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similar titled measures reported by other companies.

The following table below provides a reconciliation of our Segment EBITDA to net (loss) income before income taxes and discontinued operations for the periods indicated:

	Fiscal Years Ended
	December 25, 2012	December 27, 2011	December 28, 2010
	(dollars in thousands)
Total Segment EBITDA	$165,516	$154,102	$144,490
Interest and investment income	1,212	138	714
Interest expense and change in fair value of interest rate cap agreements	(88,306)	(83,684)	(60,174)
Loss on disposals and impairment of assets	(15,687)	(10,772)	(3,556)
Gain on extinguishment of debt	—	—	334,423
Depreciation and amortization	(78,286)	(93,035)	(91,700)
Translation loss	(126)	(554)	(146)
Business interruption insurance	309	—	—
Severance payments	(360)	(431)	(515)
Management fees and expenses paid to an affiliate of KSL	(1,141)	(1,255)	(1,150)
Acquisition costs	(837)	(1,629)	—
Amortization of step-up in certain equity method investments	(2,027)	(2,048)	(2,048)
ClubCorp Formation costs	(51)	(2,087)	(752)
Environmental compliance costs	(27)	(454)	—
Property tax increases prior to 2011	—	(2,655)	—
Arbitration award	—	(3,968)	—
Long term incentive plan	(1,661)	(1,661)	—
Other	(1,041)	(662)	25
Net (loss) income before income taxes and discontinued operations	$(22,513)	$(50,655)	$319,611

Same Store Analysis

We employ “same store” analysis techniques for a variety of management purposes. By our definition, clubs are evaluated at the beginning of each year and considered same store once they have been fully operational for one fiscal year. Newly acquired or opened clubs and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. Once a club has been divested, it is removed from the same store classification for all periods presented and included in discontinued operations. For same store year-over-year comparisons, clubs must be open the entire year for both years in the comparison to be considered same store, therefore, same store facility counts and operating results may vary depending on the years of comparison. We believe this approach provides for a more effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our established same store clubs without the in-comparability caused by the inclusion of newly acquired or opened clubs.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third quarters each consist of twelve weeks while our fourth quarter consists of sixteen or seventeen weeks. For 2010, 2011, and 2012, the fiscal years were comprised of the 52 weeks ended December 28, 2010, December 27, 2011 and December 25, 2012, respectively.

Results of Operations

The following table presents our consolidated statements of operations as a percent of total revenues for the periods indicated:

	Fiscal Years Ended
	December 25, 2012	% of Revenue	December 27, 2011	% of Revenue	December 28, 2010	% of Revenue
	(dollars in thousands)
REVENUES:
Club operations	$535,274	70.9%	$513,282	71.3%	$495,424	72.0%
Food and beverage	216,269	28.6%	203,508	28.3%	189,391	27.5%
Other revenues	3,401	0.5%	3,172	0.4%	2,882	0.4%
Total revenues	754,944		719,962		687,697
DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	483,626	64.1%	468,509	65.1%	451,220	65.6%
Cost of food and beverage sales exclusive of depreciation	68,735	9.1%	64,256	8.9%	59,671	8.7%
Depreciation and amortization	78,286	10.4%	93,035	12.9%	91,700	13.3%
Provision for doubtful accounts	2,765	0.4%	3,350	0.5%	3,194	0.5%
Loss (gain) on disposals and acquisitions of assets	10,904	1.4%	9,599	1.3%	(5,380)	(0.8)%
Impairment of assets	4,783	0.6%	1,173	0.2%	8,936	1.3%
Equity in earnings from unconsolidated ventures	(1,947)	(0.3)%	(1,487)	(0.2)%	(1,309)	(0.2)%
Selling, general and administrative	45,343	6.0%	52,382	7.3%	38,946	5.7%
OPERATING INCOME	62,449	8.3%	29,145	4.0%	40,719	5.9%
Interest and investment income	1,212	0.2%	138	—%	714	0.1%
Interest expense	(88,263)	(11.7)%	(83,547)	(11.6)%	(56,645)	(8.2)%
Change in fair value of interest rate cap agreements	(43)	—%	(137)	—%	(3,529)	(0.5)%
Gain on extinguishment of debt	—	—%	—	—%	334,423	48.6%
Other income	2,132	0.3%	3,746	0.5%	3,929	0.6%
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,513)	(3.0)%	(50,655)	(7.0)%	319,611	46.5%
INCOME TAX BENEFIT (EXPENSE)	7,137	0.9%	16,015	2.2%	(57,512)	(8.4)%
(LOSS) INCOME FROM CONTINUING OPERATIONS	(15,376)	(2.0)%	(34,640)	(4.8)%	262,099	38.1%
Loss from discontinued Non-Core Entities, net of income tax expense of $(6,748) in 2010	—	—%	—	—%	(8,779)	(1.3)%
Loss from discontinued clubs, net of income tax benefit (expense) of $2,669, $(152) and $398 in 2012, 2011 and 2010, respectively	(10,917)	(1.4)%	(258)	—%	(443)	(0.1)%
NET (LOSS) INCOME	(26,293)	(3.5)%	(34,898)	(4.8)%	252,877	36.8%
NET LOSS ATTRIBUTABLE TO DISCONTINUED NON-CORE ENTITIES' NONCONTROLLING INTERESTS	—	—%	—	—%	1,966	0.3%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(283)	—%	(575)	(0.1)%	(346)	(0.1)%
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(26,576)	(3.5)%	$(35,473)	(4.9)%	$254,497	37.0%

Comparison of the Fiscal Years Ended December 25, 2012 and December 27, 2011

The following table presents key financial information derived from our consolidated statements of operations for the fiscal years ended December 25, 2012 and December 27, 2011:

	Fiscal Years Ended
	December 25, 2012	December 27, 2011	Change	% Change
	(dollars in thousands)
Total revenues	$754,944	$719,962	$34,982	4.9%
Club operating costs and expenses exclusive of depreciation (1)	555,126	536,115	19,011	3.5%
Depreciation and amortization	78,286	93,035	(14,749)	(15.9)%
Loss on disposals and acquisitions of assets	10,904	9,599	1,305	13.6%
Impairment of assets	4,783	1,173	3,610	307.8%
Equity in earnings from unconsolidated ventures	(1,947)	(1,487)	(460)	(30.9)%
Selling, general and administrative	45,343	52,382	(7,039)	(13.4)%
OPERATING INCOME	62,449	29,145	33,304	114.3%
Interest and investment income	1,212	138	1,074	778.3%
Interest expense	(88,263)	(83,547)	4,716	5.6%
Change in fair value of interest rate cap agreements	(43)	(137)	94	68.6%
Other income	2,132	3,746	(1,614)	(43.1)%
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,513)	(50,655)	28,142	55.6%
INCOME TAX BENEFIT	7,137	16,015	(8,878)	(55.4)%
LOSS FROM CONTINUING OPERATIONS	$(15,376)	$(34,640)	$19,264	55.6%
__________________________

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $754.9 million for the fiscal year ended December 25, 2012 increased $35.0 million, or 4.9%, over the fiscal year ended December 27, 2011, primarily due to increased golf and country club revenues. Golf and country club revenues increased $32.6 million, or 5.9%, of which $12.4 million is attributable to golf and country club properties added in 2011 and 2012. The remaining $20.2 million increase is primarily due to increases in membership, food and beverage and golf operations revenues. In addition, business, sports and alumni clubs revenues increased $3.0 million, or 1.8%, largely due to a $2.8 million increase in food and beverage sales, driven by increased spend in corporate and social private party events.

Club operating costs and expenses of $555.1 million for the fiscal year ended December 25, 2012 increased $19.0 million, or 3.5%, compared to the fiscal year ended December 27, 2011, of which $10.4 million is attributable to club properties added in 2011 and 2012. The remaining $8.6 million increase is primarily due to increased variable labor and employee costs and an increase in cost of goods sold associated with increased revenues from food and beverage and retail sales.

Depreciation and amortization decreased $14.7 million, or 15.9%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011 due to a decrease in amortization expense related to member relationship intangibles that were fully amortized during the fiscal year ended December 27, 2011 for our business, sports and alumni clubs segment.

Loss on disposal of assets of $10.9 million for the fiscal year ended December 25, 2012 largely consisted of losses on asset retirements, but was partially offset by insurance proceeds related to Hurricane Irene, a property settlement and eminent domain proceeds of $2.0 million, $1.2 million and $0.3 million, respectively. Loss on disposal of assets of $9.6 million for the fiscal year ended December 27, 2011 primarily consisted of losses on asset retirements.

Impairment of assets for the fiscal year ended December 25, 2012 of $4.8 million was largely due to the impairment of unproven mineral interests on certain golf properties where we had third party mineral lease agreements. Impairment of assets for the fiscal year ended December 27, 2011 of $1.2 million was primarily comprised of liquor license impairments.

Selling, general and administrative expenses of $45.3 million for the fiscal year ended December 25, 2012 decreased $7.0 million, or 13.4%, compared to the fiscal year ended December 27, 2011. The decrease is primarily due to one-time expenses that occurred during the fiscal year ended December 27, 2011, including a $4.0 million arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property, $2.1 million of professional fees incurred in connection with becoming a public filer with the SEC and higher legal, professional and other costs incurred in connection with the acquisition of three golf and country club properties in the Long Island area of New York and one property in Seattle, Washington.

Interest expense totaled $88.3 million and $83.5 million for the fiscal years ended December 25, 2012 and December 27, 2011, respectively.  The $4.7 million increase is largely due to the accretion of initiation deposit liabilities. There was minimal fluctuation related to our indebtedness as a significant portion is at a fixed rate and variable interest rates remained consistent for the majority of the year. (See "Liquidity and Capital Resources—Debt" for the recent amendment to our term loan facility.)

Other income decreased $1.6 million, or 43.1%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011, largely due to proceeds from certain mineral lease and surface right agreements that have become fully amortized.

Income tax benefit of $7.1 million for the fiscal year ended December 25, 2012 decreased $8.9 million, or 55.4%, compared to $16.0 million for the fiscal year ended December 27, 2011.  The decrease was driven primarily by a $28.1 million decrease in pre-tax loss. The effective tax rates were 31.7% and 31.6% for the fiscal years ended December 25, 2012 and December 27, 2011, respectively. For the fiscal year ended December 25, 2012, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to changes in uncertain tax positions, state and foreign taxes. For the fiscal year ended December 27, 2011, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes.

Segment Operations

Golf and Country Clubs

The following tables present key financial information for our golf and country clubs for the fiscal years ended December 25, 2012 and December 27, 2011:

	Fiscal Years Ended
Same Store Golf and Country Clubs	December 25, 2012	December 27, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	95	95
Total revenues	$561,015	$540,821	$20,194	3.7%
Segment EBITDA	162,396	150,291	12,105	8.1%
Segment EBITDA %	28.9%	27.8%	1.1%

	Fiscal Years Ended
Total Golf and Country Clubs	December 25, 2012	December 27, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	102	99
Total revenues	$583,523	$550,898	$32,625	5.9%
Segment EBITDA	166,327	151,554	14,773	9.7%
Segment EBITDA %	28.5%	27.5%	1.0%

Total revenues for same store golf and country clubs increased $20.2 million, or 3.7%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011, primarily due to increases in membership, food and beverage and golf operation revenues. Membership revenues increased $10.3 million or 3.9%, largely due to an increase in average dues per membership and partially due to upgrade revenues from the O.N.E. offering. Food and beverage revenues increased $5.3 million, or 4.5%, due to increases in a la carte volume and private party revenues, driven by the O.N.E. offering and increased spend in social private party events. Golf operations revenues increased $3.2 million, or 2.6%, over the fiscal year ended December 27, 2011, largely due to a 5.9% and 3.2% increase in merchandise sales and cart rental revenues, respectively. The increase in merchandise sales and cart rental revenues was driven by a 2.5% increase in retail revenue per round and 3.0% increase in member golf rounds.

Segment EBITDA for same store golf and country clubs increased $12.1 million, or 8.1%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011 due to increases in higher margin membership revenues. As a result, same store Segment EBITDA margin for the fiscal year ended December 25, 2012 increased 1.1% over the fiscal year ended December 27, 2011.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the fiscal years ended December 25, 2012 and December 27, 2011:

	Fiscal Years Ended
Same Store & Total Business, Sports and Alumni Clubs	December 25, 2012	December 27, 2011	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	49	49
Total revenues	$174,344	$171,328	$3,016	1.8%
Segment EBITDA	34,373	32,606	1,767	5.4%
Segment EBITDA %	19.7%	19.0%	0.7%

Total revenues for business, sports and alumni clubs increased $3.0 million, or 1.8%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011 primarily due to increases in food and beverage revenues of $2.8 million, or 3.4%. The increase was largely driven by a $2.0 million, or 3.7%, improvement in private party revenues.

Segment EBITDA for business, sports and alumni clubs increased $1.8 million, or 5.4%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011 partially due to increased revenues but primarily attributable to our continued focus on cost controls and expense management. Segment EBITDA margin of 19.7% for fiscal year ended December 25, 2012 increased 0.7% over 19.0% for the fiscal year ended December 27, 2011.

Comparison of the Fiscal Years Ended December 27, 2011 and December 28, 2010

The following table presents key financial information derived from our consolidated statements of operations for the fiscal years ended December 27, 2011 and December 28, 2010:

	Fiscal Years Ended
	December 27, 2011	December 28, 2010	Change	% Change
	(dollars in thousands)
Total revenues	$719,962	$687,697	$32,265	4.7%
Club operating costs and expenses exclusive of depreciation(1)	536,115	514,085	22,030	4.3%
Depreciation and amortization	93,035	91,700	1,335	1.5%
Loss (gain) on disposals and acquisitions of assets	9,599	(5,380)	14,979	(278.4)%
Impairment of assets	1,173	8,936	(7,763)	(86.9)%
Equity in earnings from unconsolidated ventures	(1,487)	(1,309)	(178)	13.6%
Selling, general and administrative	52,382	38,946	13,436	34.5%
OPERATING INCOME	29,145	40,719	(11,574)	(28.4)%
Interest and investment income	138	714	(576)	(80.7)%
Interest expense	(83,547)	(56,645)	(26,902)	47.5%
Change in fair value of interest rate cap agreements	(137)	(3,529)	3,392	(96.1)%
Gain on extinguishment of debt	—	334,423	(334,423)	(100.0)%
Other income	3,746	3,929	(183)	(4.7)%
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(50,655)	319,611	(370,266)	(115.8)%
INCOME TAX BENEFIT (EXPENSE)	16,015	(57,512)	73,527	(127.8)%
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(34,640)	$262,099	$(296,739)	(113.2)%
 ______________________________

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $720.0 million increased $32.3 million, or 4.7%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010 primarily due to an increase in golf and country club revenues. Golf and country club revenues increased $27.5 million, or 5.3%, of which $14.8 million is attributable to golf and country club properties added in 2010 and 2011. The remaining increase of $12.7 million is due to increases in membership, golf operations and food and beverage revenues.  Additionally, business, sports and alumni club revenues increased $4.0 million, or 2.4% , of which $1.9 million is attributable to a new alumni club opened in 2010. The remaining $2.1 million is due to an increase in food and beverage revenues driven by corporate and social private party events partially offset by a decrease in membership dues.

Club operating costs and expenses increased $22.0 million, or 4.3%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010, of which $15.0 million is attributable to club properties acquired or opened in 2010 and 2011. The remaining $7.0 million increase is primarily due to increases in labor and cost of goods sold associated with increased revenue, variable compensation expense due to improved company performance, operating supplies due to price increases in oil and gas, golf course maintenance utility expenses due to the summer heat and drought conditions in certain portions of the southern United States and expenses related to member prospecting and retention. These increases were partially offset by a decrease in insurance and risk expenses.

Depreciation and amortization increased $1.3 million, or 1.5%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010 due to an increase in depreciation expense of $2.7 million partially offset by a $1.4 million decrease in amortization expense from member relationship intangibles in the business, sports and alumni club segment that have become fully amortized.

Loss on disposal of assets of $9.6 million for the fiscal year ended December 27, 2011 was comprised primarily of asset retirements. Gains on disposal of assets of $5.4 million for the fiscal year ended December 28, 2010 were comprised primarily of insurance proceeds of $2.5 million, eminent domain proceeds of $2.2 million, bargain purchase gain on the purchase of a country club of $1.2 million, gain on the disposition of certain property owned by one of our foreign subsidiaries in Mexico in exchange for the equity interest of the noncontrolling shareholder of $3.0 million and $0.7 million gain on the leasing of mineral rights offset by a $4.2 million loss from other transactions that were realized in the normal course of business.

Impairment of assets for the fiscal year ended December 27, 2011 of $1.2 million was primarily comprised of liquor license impairments. Impairment of assets of $8.9 million for the fiscal year ended December 28, 2010 primarily consisted of trade name impairments of $8.6 million.

Selling, general and administrative expenses increased $13.4 million, or 34.5%, for the fiscal year ended December 27, 2011, due primarily to a $4.0 million arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property, increased professional fees in connection with becoming a public filer with the Securities and Exchange Commission, and legal, professional and other costs incurred in connection with the acquisition of four new golf and country club properties in 2011. Additionally, there were increased labor costs related to the transition and centralization of club accounting and related functions to a corporate function, which resulted in an increase in selling, general and administrative expenses and offsetting decreases in club labor costs included in club operating costs and expenses.

Interest expense increased $26.9 million, or 47.5%, for the fiscal year ended December 27, 2011 due to higher interest rates on our senior unsecured notes issued, and the loans under our Secured Credit Facilities entered into in November 2010, compared to the interest rates applicable to the loans under our prior credit facility partially offset by lower principal amounts.

Income tax benefit for the fiscal year ended December 27, 2011 increased $73.5 million, or 127.8%, compared to the fiscal year ended December 28, 2010. The increase was driven primarily by a $370.3 million decrease in pre-tax income. The effective tax rates were 31.6% and 18.0% for the fiscal year ended December 27, 2011 and the fiscal year ended December 28, 2010, respectively. For the fiscal year ended December 28, 2010, the effective tax rate differed from the statutory federal tax rate of 35% primarily due to the forgiveness of debt, state taxes and a one-time benefit recognized for foreign income taxes.

Segment Operations

Golf and Country Clubs

The following tables present key financial information for our golf and country clubs for the fiscal years ended December 27, 2011 and December 28, 2010:

	Fiscal Years Ended
Same Store Golf and Country Clubs	December 27, 2011	December 28, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	94	94
Total revenues	$533,042	$520,349	$12,693	2.4%
Segment EBITDA	149,107	142,397	6,710	4.7%
Segment EBITDA %	28.0%	27.4%	0.6%

	Fiscal Years Ended
Total Golf and Country Clubs	December 27, 2011	December 28, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	99	95
Total revenues	$550,898	$523,360	$27,538	5.3%
Segment EBITDA	151,554	142,561	8,993	6.3%
Segment EBITDA %	27.5%	27.2%	0.3%

Total revenues for same store golf and country clubs increased $12.7 million, or 2.4%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010 due to increases in membership, food and beverage and golf operations revenues. Membership revenues increased $5.2 million, or 2.0%, due to an increase in dues per membership driven in part by the O.N.E. offering, partially offset by a 0.6% decline in average memberships during the period. Food and beverage revenues increased $3.9 million, or 3.5%, due to an increase in a la carte volume, which was also driven by the O.N.E. offering and an increase in private event revenues. Golf operations revenues increased $3.5 million, or 2.9%, largely due to increases in merchandise sales and cart rental revenues. Merchandise sales revenues increased $1.9 million, or 7.8%, compared to the same period in 2010. The increase in cart rental revenues is due to an increase in the average cart rental price and a 1.1% increase in member golf rounds. Revenues were slightly impacted by Hurricane Irene which affected the East Coast of the United States in August 2011, causing certain clubs' operations to be interrupted for a period of time.

Segment EBITDA for same store golf and country clubs increased $6.7 million, or 4.7%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010 primarily due to the increase in revenues, partially offset by increases in variable compensation expense associated with higher revenues, operating supplies due largely to price increases in oil and gas, golf course maintenance utility expenses primarily due to higher water costs resulting from summer heat and drought conditions in certain portions of the southern United States and expenses related to member prospecting and retention. Additionally, in the fiscal year ended December 27, 2011, we received property tax refunds from prior years related to certain clubs for which we disputed the property tax values. Segment EBITDA margin for same store golf and country clubs increased 0.6% from 27.4% for the fiscal year ended December 28, 2010 to 28.0% for the fiscal year ended December 27, 2011. The margin increase was driven by the increase in membership and golf operations revenues, which are higher margin revenue streams and property tax refunds received relating to prior years.

Business, Sports and Alumni Clubs

The following tables present key financial information for our business, sports and alumni clubs for the fiscal years ended December 27, 2011 and December 28, 2010:

	Fiscal Years Ended
Same Store Business, Sports and Alumni Clubs	December 27, 2011	December 28, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	48	48
Total revenues	$167,785	$165,659	$2,126	1.3%
Segment EBITDA	32,438	29,958	2,480	8.3%
Segment EBITDA %	19.3%	18.1%	1.2%

	Fiscal Years Ended
Total Business, Sports and Alumni Clubs	December 27, 2011	December 28, 2010	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	49	49
Total revenues	$171,328	$167,283	$4,045	2.4%
Segment EBITDA	32,606	29,572	3,034	10.3%
Segment EBITDA %	19.0%	17.7%	1.3%

Total revenues for same store business, sports and alumni clubs increased $2.1 million, or 1.3%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010, primarily due to an increase in food and beverage revenues offset by a decrease in membership dues. Food and beverage revenues increased $2.8 million, or 3.6%, primarily as a result of private party revenues, which increased $2.7 million, or 5.3%, primarily due to an increase in revenues from corporate private party events. Membership dues decreased $0.7 million, or 0.9%, as the 4.6% decline in average memberships for the period was partially offset by higher average monthly dues per membership. Dues discounts associated with member referral programs initiated during the second half of 2009 began expiring during the second half of 2010, and contributed to the increase in average dues per membership. Although memberships declined, we experienced a 3.1% improvement in the rate of decline of memberships in the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010.

Segment EBITDA for same store business, sports and alumni clubs increased $2.5 million, or 8.3%, for the fiscal year ended December 27, 2011 compared to the fiscal year ended December 28, 2010. Segment EBITDA margin for same store business, sports and alumni clubs increased 1.2% from 18.1% for the fiscal year ended December 28, 2010 to 19.3% for the fiscal year ended December 27, 2011 due to reductions in operating costs and expenses as well as favorable rent adjustments resulting from the renegotiation of certain leases offset partially by a change in revenue mix. There was an increase in food and beverage revenues, which is typically a lower margin revenue stream offset by a decrease in dues revenues, which is a higher margin revenue stream.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain and fund expansions at our properties, be poised for external growth in the marketplace and make distributions to our equity holders. Historically, we have financed our business through cash flows from operations and debt.

Over the next twelve months, we anticipate cash flows from operations to be the principal source of cash and believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, planned capital expenditures, debt service obligations and fund limited dividend distributions to equity holders, as permitted by the credit agreement that governs our Secured Credit Facilities and the indenture that governs our senior unsecured notes. Subsequent to year end, on December 26, 2012, the Company declared a cash dividend of $35.0 million and the dividend was paid to the owners of our common stock on December 27, 2012. In fiscal year 2013, we are required under the terms of the Secured Credit Facilities to make an excess cash flow prepayment on our term loan facility, otherwise we plan to use excess cash reserves to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

Key indicators of our extended financial flexibility is our access to an unused $33.6 million revolving credit facility, which includes a borrowing limit of $50.0 million less outstanding standby letters of credit and swing line loans. We also have the option to increase the term loan facility up to $50.0 million and the revolving credit facility up to $25.0 million, subject to conditions and restrictions governing the Secured Credit Facilities.

Our cash position increased $31.5 million from $50.3 million as of December 27, 2011 to $81.9 million as of December 25, 2012. For the fiscal years ended December 27, 2011 and December 28, 2010, cash and cash equivalents decreased by $6.2 million, and $17.4 million, respectively.

Cash Flows from Operating Activities

Cash flows from operations totaled $96.9 million and $74.7 million for the fiscal years ended December 25, 2012 and December 27, 2011, respectively. The increase is due to the improvement in operations and a $10.0 million reduction in cash paid for income taxes. During the fiscal year ended December 27, 2011, the Company had one-time payments related to a $4.0 million arbitration award and $2.9 million in property taxes related to the state of California's Proposition 13 with no such payments in the fiscal year ended December 25, 2012.

Cash flows from operations decreased $73.7 million to $74.7 million for the fiscal year ended December 27, 2011 compared to $148.4 million for the fiscal year ended December 28, 2010. Interest payments for the fiscal year ended December 27, 2011 were $24.3 million higher than interest payments for the comparable period in 2010 as a result of higher interest rates on our senior unsecured notes issued and the loans under our Secured Credit Facilities entered into in November 2010 compared to the interest rates applicable to the loans under our prior credit facility. In addition, income tax payments for the fiscal year ended December 27, 2011 were $8.0 million higher than income tax payments in the fiscal year ended December 28, 2010 due to taxable income in 2010 related to the ClubCorp Formation.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $47.3 million and $69.9 million for the fiscal years ended December 25, 2012 and December 27, 2011, respectively. The decrease in cash flows used in investing activities is largely due to the $19.2 million decrease in cash expended for acquisitions. The remaining decrease is due to cash proceeds from dispositions and insurance payouts, partially offset by an increase in maintenance and expansion capital expenditures.

Cash flows used in investing activities totaled $16.8 million for the fiscal year ended December 28, 2010. During the fiscal year ended December 28, 2010, we used $42.9 million to improve and expand existing properties and $7.4 million for the acquisition of Country Club of the South and development of Texas Tech University Club. Additionally, we collected $14.0 million on a note receivable from an affiliate of KSL and had $13.6 million in cash released from previously restricted funds. The release of previously restricted funds was largely due to $8.2 million of funds that were escrowed for payment of property taxes and insurance which are no longer required to be escrowed by our debt agreements and $4.4 million of restricted funds released from a Mexican government order in connection with a litigation settlement in 2010.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $18.9 million and $11.9 million for the fiscal years ended December 25, 2012 and December 27, 2011, respectively. During the fiscal year ended December 25, 2012, we made debt repayments of $14.8 million, a $1.9 million increase over the fiscal year ended December 27, 2011.

Cash flows used in financing activities totaled $74.3 million for the fiscal year ended December 28, 2010. During 2010, we repaid our 2006 debt facility with Citigroup, entered into a new credit agreement with Citigroup, including a $310.0 million term loan facility, and issued $415.0 million in senior unsecured notes. These transactions resulted in a net cash payment of $298.8 million. In addition, the Company received a contribution from it's owners of $260.5 and distributed a net $37.0 million to affiliates of KSL as a part of the ClubCorp Formation.

Capital Spending

The nature of our business requires us to invest a significant amount of capital to maintain our existing properties. For the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, we spent approximately $16.7 million, $25.1 million and $24.9 million, respectively, in capitalized costs to maintain our existing properties. In fiscal year 2013, we expect to spend approximately $23.0 million of capital to maintain our existing facilities.

In addition to maintaining properties, we also elect to spend discretionary capital to expand and improve existing properties and enter into new business opportunities through acquisitions. Capital expansion funding totaled approximately $41.1 million, $45.6 million and $25.4 million for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively. Before acquisitions, in fiscal year 2013, we anticipate to spend approximately $30.0 million on expansion and improvement projects that we believe have a high potential for return. This amount is subject to change if acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of many known and unknown factors, but not limited to those described in Item 1A. "Risk Factors" section of this report.

Debt

2006 Citigroup Debt Facility—In 2006, an affiliate of CCI (“Borrower”) entered into a credit agreement with Citigroup which resulted in a mortgage loan, a senior mezzanine loan, a junior mezzanine loan, and a revolving loan facility (collectively the “2006 Citigroup Debt Facility”), which was initially to mature in January 2010. In July 2008, the Borrower amended the 2006 Citigroup Debt Facility extending the maturity date to July 2012. The loans were collateralized by the majority of our owned golf and country clubs, the two full-service resorts that were sold in connection with the ClubCorp Formation, and the operations of the business, sports and alumni clubs. Payments on the notes were interest only during the term of the loans with principal due at maturity; interest rates were variable based on 30 day LIBOR rates.

On November 30, 2010, in connection with the ClubCorp Formation, we repaid $826.9 million in principal on the long term debt facility and $105.3 million on the revolving loan facility and Citigroup forgave the remaining $342.3 million of debt under the 2006 Citigroup Debt Facility thereby terminating such facility. The resulting gain of $342.3 million was recorded in gain on extinguishment of debt in the consolidated statements of operations. We expensed the remaining $4.8 million of loan origination fees related to the 2006 Citigroup Debt Facility and the $3.1 million in fees paid related to the 2010 Secured Credit Facilities against the gain on extinguishment of debt.

2010 Secured Credit Facility — On November 30, 2010, we entered into secured credit facilities (“Secured Credit Facilities”). These facilities are comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. As of December 25, 2012, we had $16.4 million of standby letters of credit outstanding and $33.6 million remaining available for borrowing under the revolving credit facility governing our Secured Credit Facilities.

All obligations under the Secured Credit Facilities are guaranteed by CCA Club Operations Holdings, LLC and each existing and all subsequently acquired or organized direct and indirect restricted subsidiaries of ClubCorp, other than certain excluded subsidiaries (collectively, the “guarantors”). The Secured Credit Facilities are secured, subject to permitted liens and other exceptions, by a first-priority perfected security interest in substantially all the assets of ClubCorp, and the guarantors, including, but not limited to (1) a perfected pledge of all the domestic capital stock owned by ClubCorp and the guarantors, and (2) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned property of ClubCorp and the guarantors, subject to certain exclusions.

We are required to make principal payments equal to 0.25% of the $310.0 million original term loan facility on the last business day of each of March, June, September and December beginning in March 2011. Beginning with the fiscal year ended December 27, 2011, we are required to prepay the outstanding term loan, subject to certain exceptions, by an amount equal to 50% of our excess cash flows, as defined by the Secured Credit Facilities, each fiscal year end after our annual consolidated financial statements are delivered. This percentage may decrease if certain leverage ratios are achieved. Additionally, we are required to prepay the term loan facility with proceeds from certain asset sales, borrowings and certain insurance claims as defined by the credit agreement. We may voluntarily repay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with repaying, refinancing, substituting or replacing the existing term loans with new indebtedness.

On November 16, 2012, we entered into an amendment to the term loan facility, which reduced the interest rate to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%. This amendment does not extend to the revolving credit facility or any incremental facilities.

We are also required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable in arrears on the last business day of each March, June, September and December.

The credit agreement governing the Secured Credit Facilities limits ClubCorp's (and most or all of ClubCorp subsidiaries') ability to:

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

The credit agreement governing our Secured Credit Facilities contains certain financial and non-financial covenants. The financial covenants require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis as shown in the following table:

	2012	2013	2014	2015	2016 and Thereafter
Financial ratios:
Total adjusted debt to Adjusted EBITDA (“Total Leverage Ratio”)
Less than:	6.15x	5.35x	4.75x	4.50x	4.00x
Adjusted EBITDA to total adjusted interest expense(“Interest Coverage Ratio”)
Greater than:	1.95x	2.15x	2.30x	2.50x	2.75x

     As of December 25, 2012, we were in compliance with all covenant restrictions under our Secured Credit Facilities. The following table shows the financial ratios as of December 25, 2012 for continuing operations:

	Fiscal Year Ended
	December 25, 2012
	(dollars in thousands)
Adjusted EBITDA (1)	$166,189
Total adjusted debt (2)	$763,608
Total adjusted interest expense (3)	$63,892
Financial ratios:
Total Leverage Ratio	4.59	x
Interest Coverage Ratio	2.60	x
_______________________________

(1)                                  The reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is as follows: (See "Basis of Presentation" for definition of EBITDA and Adjusted EBITDA.)

		Fiscal Years Ended
	December 25, 2012	December 27, 2011	December 28, 2010
	(dollars in thousands)
Net (loss) income	$(26,293)	$(34,898)	$252,877
Interest expense	88,263	83,547	56,645
Income tax (benefit) expense	(7,137)	(16,015)	57,512
Interest and investment income	(1,212)	(138)	(714)
Depreciation and amortization	78,286	93,035	91,700
EBITDA	131,907	125,531	458,020
Management fees (a)	1,141	1,255	1,150
Impairments and write-offs (b)	4,783	1,173	8,936
Employee termination costs (c)	360	431	515
Foreign currency loss (d)	126	554	146
Noncontrolling interest—income (e)	(283)	(575)	(346)
Acquisition transaction adjustment—revenue (f)	2,560	5,006	9,274
Acquisition transaction adjustment—equity investment basis (g)	2,027	2,048	2,048
Acquisition transaction adjustment—rent expense (h)	340	233	(15)
Discontinued and divested operations loss (i)	10,917	258	9,222
Equity investment expense net of cash distributions (j)	(215)	1,667	354
Loss (gain) on disposals and acquisitions of assets (k)	10,904	9,599	(5,380)
Franchise taxes (l)	405	652	270
Non-cash gains related to mineral rights (m)	(1,823)	(3,746)	(3,927)
Acquisition transaction costs (n)	837	1,629	—
Change in fair value of interest rate cap agreements (o)	43	137	3,529
Costs of surety bonds (p)	32	30	26
One-time arbitration award (q)	—	3,968	—
Other charges—non-recurring (r)	776	3,007	752
Long-term incentive plan expense (s)	1,661	1,661	—
Property tax increases prior to 2011 (t)	—	2,655	—
Business interruption insurance (u)	(309)	—	—
Gain on extinguishment of debt (v)	—	—	(334,423)
Adjusted EBITDA	$166,189	$157,173	$150,151

_____________________________

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

(m)                              Represents amortization of deferred revenue related to proceeds received from third parties in connection with certain mineral lease and surface right agreements that allow them to explore for and produce oil and natural gas on certain properties.

(n)                                 Represents legal and professional fees related to the acquisition of golf and country clubs and new agreements to manage golf and country clubs.

(o)                                 Represents change in the fair value of our interest cap agreements.

(p)                                 Represents costs of our surety bonds relating to financing activities.

(q)                                 Represents one-time charge in connection with an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property.

(r)                                   Represents non-recurring charges in connection with the ClubCorp Formation, certain environmental compliance costs and other non-recurring charges defined in the credit agreement governing our Secured Credit Facilities.

(s)                                  Represents expense recognized for our long-term incentive plan.

(t)                                    Represents estimated property taxes related to the state of California’s Proposition 13 resulting from the acquisition of
ClubCorp, Inc. by affiliates of KSL on December 26, 2006.

(u)                                    Represents business interruption insurance proceeds received from insurance carriers for damages to two golf and country clubs impacted by Hurricane Irene.

(v)                                    Represents the gain on extinguishment of debt in connection with the ClubCorp Formation.

(2)                                  The reconciliation of our long-term debt to adjusted debt is as follows:

Fiscal Year Ended
December 25, 2012
(dollars in thousands)
Long-term debt (net of current portion)	$756,532
Current maturities of long-term debt	24,988
Outstanding letters of credit (a)	16,350
Uncollateralized surety bonds (b)	738
Adjustment per credit agreement (c)	(35,000)
Total adjusted debt	$763,608
  _______________________________

(a)                                  Represents total outstanding letters of credit.

(b)                                 Represents surety bonds not collateralized by letters of credit.

(c)                                  Represents adjustment per our Secured Credit Facilities. Long-term debt is reduced by the lesser of
(i) $35.0 million or (ii) total unrestricted cash and cash equivalents.

(3)                                  The reconciliation of our interest expense to adjusted interest expense is as follows:

Fiscal Year Ended
December 25, 2012
(dollars in thousands)
Interest expense	$88,263
Less: Interest expense related to initiation deposit liabilities (a)	(22,358)
Less: Loan origination fee amortization (b)	(2,033)
Less: Revolver commitment fees (c)	(176)
Add: Capitalized interest (d)	233
Add: Interest income	(37)
Total adjusted interest expense	$63,892
 _______________________________

(a)                                  Represents amortization of discount on initiation deposit liabilities.

(b)                                 Represents amortization of loan origination fees on long-term debt.

(c)                                  Represents commitment fees on the revolving credit facility.

(d)                                 Represents capitalized interest.

Senior Unsecured Notes—On November 30, 2010, we issued $415.0 million in senior unsecured notes with registration rights, bearing interest at 10.0% and maturing December 1, 2018. The interest is payable semiannually in arrears on June 1 and December 1 each year, beginning June 1, 2011. These notes are fully and unconditionally guaranteed on a joint and several basis by most of ClubCorp's subsidiaries (“Guarantor Subsidiaries”), each of which is one hundred percent owned by ClubCorp. These notes are not guaranteed by certain of ClubCorp's subsidiaries (“Non-Guarantor Subsidiaries”). The indenture governing the senior unsecured notes limits our (and most or all of our subsidiaries') ability to:

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

Subject to certain exceptions, the indenture governing the senior unsecured notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

General Electric Capital Corporation—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012.  Effective August 1, 2012, under the First Amendment to our loan agreement with GECC, the maturity extended to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of December 25, 2012, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017. The loan is collateralized by the assets of two golf and country clubs. As part of the August 1, 2012 amendment, the interest rate was changed from 3.25% plus 30 day LIBOR to 5% plus the greater of three month LIBOR or 1%.

Atlantic Capital Bank—In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with 25-year amortization. The loan is collateralized by the assets of one golf and country club with variable interest rates based on 30 day LIBOR.

As of December 25, 2012, other debt and capital leases totaled $27.3 million.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of December 25, 2012. The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 25, 2012:

Contractual Obligations

	Payments due by Period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Long-term debt (1)	$757,365	$16,325	$10,712	$313,790	$416,538
Interest on long-term debt (2)	316,531	60,652	118,504	97,656	39,719
Capital lease obligations	24,155	8,663	12,533	2,959	—
Initiation deposits (3)	294,028	91,398	37,799	25,797	139,034
Other long-term obligations (4)	17,895	6,959	5,330	2,464	3,142
Operating leases	189,296	19,175	35,794	29,380	104,947
Total contractual cash obligations (5)	$1,599,270	$203,172	$220,672	$472,046	$703,380
 _______________________________

(1)
Long term debt consists of $304.6 million million under our Secured Credit Facilities, $415.0 million outstanding senior unsecured notes and $37.8 million million of other debt. Our revolving credit facility of $50.0 million under our Secured Credit Facilities is not included in long-term debt.

(2)
Interest on long-term debt includes interest of 10.0% on our $415.0 million outstanding senior unsecured notes, interest on our $304.6 million term loan facility equal to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%. For purposes of this table, we have assumed an interest rate of 5.0% on the term loan facility for all future periods, which is the rate as of December 25, 2012.

(3)
Represents initiation deposits based on the discounted value of future maturities using our weighted average cost of capital. The initiation deposits are refundable at maturity upon written notice by the member. We have redeemed approximately 1.6% of total initiation deposits received as of December 25, 2012. The present value of the initiation deposit obligation is recorded as a liability on our consolidated balance sheets and accretes over the nonrefundable term using the effective interest method. At December 25, 2012, the gross amount of the initiation deposit obligation was $691.2 million.

(4)	Consists of insurance reserves for general liability and workers' compensation of $17.9 million, of which $7.0 million is classified as current.

(5)
Excludes obligations for uncertain income tax positions of $52.7 million. Currently, unrecognized tax benefits are not expected to change significantly over the next twelve months, however, we are unable to predict when, and if, cash payments on any of this accrual will be required. On February 14, 2013, ClubCorp Holdings, Inc. was notified that the Internal Revenue Service will audit certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. Should the estimates and judgments used in the ClubCorp Formation prove to be inaccurate, our financial results could be materially affected.

Commercial Commitments

	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Standby letters of credit (1)	$16,350	$16,350	$	$	$
Capital commitments (2)	4,611	4,611	—	—	—
Total commercial commitments	$20,961	$20,961	—	—	—
 _______________________________

(1)                                  Standby letters of credit are primarily related to security for future estimated claims for workers' compensation and general liability insurance and collateral for our surety bond program. Our commitment amount for insurance-related standby letters of credit is gradually reduced as obligations under the policies are paid. See "Contractual Obligations"
regarding reserves for workers' compensation and general liability insurance.

(2)	Includes capital commitments at certain clubs to procure assets related to future construction for capital projects.

We are joint and severally liable for certain pension funding liabilities associated with one of the resorts we sold in connection with the ClubCorp Formation. We have not accrued a liability, as we do not believe it is probable that claims will be made against ClubCorp. As of December 25, 2012, the unfunded obligation for such plan was approximately $10.7 million and no claims have been made against ClubCorp for funding.

Inflation

To date inflation has not had a significant impact on the Company. As operating costs and expenses increase, we generally attempt to offset the adverse effect through price adjustments that we believe to be in line with industry standards. However, we are subject to the risk operating costs will increase to a point in which we would be unable to offset such increases with raised dues, fees and/or prices without negatively affecting demand. In addition to inflation, factors that could cause operating costs to rise include, among other things, increased labor costs, lease payments at our leased facilities, energy costs and property taxes.

Recently Issued Accounting Pronouncements

See "Recently Issued Accounting Pronouncements” included in Note 3 of the audited consolidated financial statements in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our indebtedness consists of both fixed and variable rate debt facilities. On November 16, 2012, we entered into an amendment to the term loan facility, which reduced the interest rate to the higher of (i) 5.0% "Floor" or (ii) an elected LIBOR plus a margin of 3.75%. Therefore, our term loan facility is effectively subject to the 5.0% Floor until LIBOR exceeds 1.25%. In December 2012, we entered into a new interest rate cap agreement which matures in December 2014 and limits our exposure on the elected LIBOR rate to 2.0% on a notional amount of $155 million. As of December 25, 2012, LIBOR was 0.21%, which is below the Floor and a hypothetical 0.50% increase in LIBOR would not result in an increase in interest expense per year.

Foreign currency exchange risk

Our investments in foreign economies include three golf properties in Mexico and one business club in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised approximately 0.9% and 0.8% of our consolidated revenues and expenses, respectively, for fiscal year ended December 25, 2012.

Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the fiscal year ended December 25, 2012 were $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
ClubCorp Club Operations, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of ClubCorp Club Operations, Inc. and subsidiaries (the "Company") as of December 25, 2012 and December 27, 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 25, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ClubCorp Club Operations, Inc. and subsidiaries as of December 25, 2012 and December 27, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company has changed its method of presenting comprehensive income in 2012, due to the adoption of Financial Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income”. This change in presentation has been applied retrospectively to all periods presented.

As disclosed in Note 20, the Company declared a cash dividend on December 26, 2012 in the amount of $35.0 million to the owners of their Common Stock. This dividend was paid on December 27, 2012.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 22, 2013

CLUBCORP CLUB OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years Ended December 25, 2012, December 27, 2011 and December 28, 2010

(In thousands of dollars)

	2012	2011	2010
REVENUES:
Club operations	$535,274	$513,282	$495,424
Food and beverage	216,269	203,508	189,391
Other revenues	3,401	3,172	2,882
Total revenues	754,944	719,962	687,697

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	483,626	468,509	451,220
Cost of food and beverage sales exclusive of depreciation	68,735	64,256	59,671
Depreciation and amortization	78,286	93,035	91,700
Provision for doubtful accounts	2,765	3,350	3,194
Loss (gain) on disposals and acquisitions of assets	10,904	9,599	(5,380)
Impairment of assets	4,783	1,173	8,936
Equity in earnings from unconsolidated ventures	(1,947)	(1,487)	(1,309)
Selling, general and administrative	45,343	52,382	38,946
OPERATING INCOME	62,449	29,145	40,719

Interest and investment income	1,212	138	714
Interest expense	(88,263)	(83,547)	(56,645)
Change in fair value of interest rate cap agreements	(43)	(137)	(3,529)
Gain on extinguishment of debt	—	—	334,423
Other income	2,132	3,746	3,929
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,513)	(50,655)	319,611
INCOME TAX BENEFIT (EXPENSE)	7,137	16,015	(57,512)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(15,376)	(34,640)	262,099
Loss from discontinued Non-Core Entities, net of income tax expense of $(6,748) in 2010	—	—	(8,779)
Loss from discontinued clubs, net of income tax benefit (expense) of $2,669, $(152) and $398 in 2012, 2011 and 2010, respectively	(10,917)	(258)	(443)
NET (LOSS) INCOME	(26,293)	(34,898)	252,877
NET LOSS ATTRIBUTABLE TO DISCONTINUED NON-CORE ENTITIES' NONCONTROLLING INTERESTS	—	—	1,966
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(283)	(575)	(346)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(26,576)	$(35,473)	$254,497

NET (LOSS) INCOME	(26,293)	(34,898)	252,877
Foreign currency translation, net of tax	1,890	(2,105)	189
Change in fair value of net pension plan assets, net of tax	—	—	(746)
OTHER COMPREHENSIVE INCOME (LOSS)	1,890	(2,105)	(557)
COMPREHENSIVE (LOSS) INCOME	(24,403)	(37,003)	252,320
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(283)	(575)	1,485
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(24,686)	$(37,578)	$253,805

See accompanying notes to consolidated financial statements

CLUBCORP CLUB OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 25, 2012 and December 27, 2011

(In thousands of dollars, except share and per share amounts)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,851	$50,317
Receivables, net of allowances of $2,626 and $3,586 at December 25, 2012 and December 27, 2011, respectively	51,580	52,707
Inventories	14,361	14,663
Prepaids and other assets	12,199	11,329
Deferred tax assets	8,076	7,201
Total current assets	168,067	136,217
Investments	11,166	13,816
Property and equipment, net (includes $9,870 and $10,167 related to VIEs at December 25, 2012 and December 27, 2011, respectively)	1,223,539	1,244,806
Notes receivable, net of allowances of $563 and $373 at December 25, 2012 and December 27, 2011, respectively	3,183	981
Goodwill	258,459	264,959
Intangibles, net	31,958	42,275
Other assets	23,224	29,420
TOTAL ASSETS	$1,719,596	$1,732,474

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	24,988	13,290
Membership initiation deposits - current portion	91,398	69,870
Accounts payable	27,441	24,026
Accrued expenses	35,989	35,079
Accrued taxes	16,637	14,706
Other liabilities	52,915	52,799
Total current liabilities	249,368	209,770
Long-term debt (includes $1,571 and $1,671 related to VIEs at December 25, 2012 and December 27, 2011, respectively)	756,532	772,272
Membership initiation deposits	202,630	203,542
Deferred tax liability	208,993	222,113
Other liabilities	129,009	126,368
Total liabilities	1,546,532	1,534,065
Commitments and contingencies (See Note 16)

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at December 25, 2012 and December 27, 2011	1	1
Additional paid-in capital	213,310	213,310
Accumulated other comprehensive loss	(672)	(2,562)
Retained deficit	(50,140)	(23,564)
Total stockholders’ equity	162,499	187,185
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,565	11,224
Total equity	173,064	198,409
TOTAL LIABILITIES AND EQUITY	$1,719,596	$1,732,474

See accompanying notes to consolidated financial statements

CLUBCORP CLUB OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended December 25, 2012, December 27, 2011 and December 28, 2010

 (In thousands of dollars)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,293)	$(34,898)	$252,877
Loss from discontinued Non-Core Entities	—	—	8,779
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	68,780	68,941	66,267
Amortization and depletion	9,829	24,973	26,406
Asset impairments	4,926	1,273	9,243
Bad debt expense	2,793	3,435	3,561
Equity in earnings from unconsolidated ventures	(1,947)	(1,487)	(1,309)
Distribution from investment in unconsolidated ventures	3,882	4,872	3,712
Loss (gain) on disposals and acquisitions of assets	22,208	9,627	(5,325)
Gain on extinguishment of debt	—	—	(334,412)
Amortization of debt issuance costs	2,033	1,915	3,374
Accretion of discount on member deposits	24,596	18,281	20,114
Amortization of surface rights bonus revenue	(1,823)	(3,750)	(3,750)
Amortization of above and below market rent intangibles	281	233	(15)
Net change in deferred tax assets and liabilities	(13,815)	(20,073)	79,987
Net change in fair value of interest rate cap agreements	43	137	3,529
Net change in prepaid expenses and other assets	(575)	470	(5,513)
Net change in receivables and membership notes	1,859	2,874	1,161
Net change in accounts payable and accrued liabilities	4,262	9,085	4,504
Net change in other current liabilities	1,953	(12,708)	12,818
Net change in other long-term liabilities	(6,055)	1,474	2,400
Net cash provided by operating activities	96,937	74,674	148,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54,208)	(47,940)	(42,859)
Acquisitions of clubs	(3,570)	(22,756)	(7,443)
Proceeds from dispositions	8,002	551	3,357
Proceeds from insurance	2,228	—	2,530
Net change in restricted cash and capital reserve funds	230	(282)	13,616
Proceeds from notes receivable	—	—	14,000
Return of capital in equity investments	—	486	—
Net cash used in investing activities	(47,318)	(69,941)	(16,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(14,830)	(12,884)	(906,770)
Proceeds from new debt borrowings	—	—	730,071
Repayments of Revolver	—	—	(105,305)
Purchase of interest rate cap agreement	(57)	—	(208)
Sale of interest rate cap agreement	—	—	150
Debt issuance and modification costs	(917)	(2,276)	(16,819)
Contribution from owners	—	3,197	260,528
Distribution to noncontrolling interests	(942)	—	(416)
Distribution to KSL affiliates attributable to the ClubCorp Formation	—	—	(37,047)
Change in membership initiation deposits	—	—	1,480
Proceeds from new membership initiation deposits	851	423	—
Repayments of membership initiation deposits	(3,016)	(358)	—
Net cash used in financing activities	(18,911)	(11,898)	(74,336)
CASH FLOWS FROM DISCONTINUED NON-CORE ENTITIES:
Net cash used in operating activities of discontinued Non-Core Entities	—	—	(7,951)
Net cash used in investing activities of discontinued Non-Core Entities	—	—	(6,614)
Net cash used in financing activities of discontinued Non-Core Entities	—	—	(59,321)
Net cash used in discontinued Non-Core Entities	—	—	(73,886)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	826	951	(820)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,534	(6,214)	(17,433)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	50,317	56,531	73,964
CASH AND CASH EQUIVALENTS - END OF PERIOD	$81,851	$50,317	$56,531
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$66,932	$61,007	$36,679
Cash paid during the year for income taxes	$4,089	$14,080	$6,091
Non-cash investing and financing activities are as follows:
Capital lease	$10,799	$14,942	$6,534
Capital accruals	$1,092	$1,070	$565
Leasehold improvements	$442	$370	$3,996
Contributions from owners	$—	$1,058	$—
See accompanying notes to consolidated financial statements

CLUBCORP CLUB OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 25, 2012, December 27, 2011 and December 28, 2010

(In thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - December 29, 2009	$(244,229)	$—	$—	$(2,709)	$(242,588)	$1,068
ClubCorp Formation
Issuance of Common Stock: ClubCorp Club Operations, Inc. Formation	1	1	—	—	—	—
Contribution from owners attributable to the ClubCorp Formation	260,528	—	260,528	—	—	—
Distributions to KSL affiliates attributable to the ClubCorp Formation	(37,047)	—	(51,473)	2,944	—	11,482
Net income (loss)	252,877	—	—	—	254,497	(1,620)
Change in fair value of net pension plan assets, net of taxes of $0.5 million	(746)	—	—	(881)	—	135
Foreign currency translation adjustments, net of tax of $0.0 million	189	—	—	189	—	—
Distributions to noncontrolling interests	(416)	—	—	—	—	(416)
BALANCE - December 28, 2010	$231,157	$1	$209,055	$(457)	$11,909	$10,649
Contribution from owners attributable to the ClubCorp Formation	4,255	—	4,255	—	—	—
Net (loss) income	(34,898)	—	—	—	(35,473)	575
Foreign currency translation adjustments, net of tax of $0.0 million	(2,105)	—	—	(2,105)	—	—
BALANCE - December 27, 2011	$198,409	$1	$213,310	$(2,562)	$(23,564)	$11,224
Net (loss) income	(26,293)	—	—	—	(26,576)	283
Foreign currency translation adjustments, net of tax of $0.0 million	1,890	—	—	1,890	—	—
Distributions to noncontrolling interests	(942)	—	—	—	—	(942)
BALANCE - December 25, 2012	$173,064	$1	$213,310	$(672)	$(50,140)	$10,565

 See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, unless otherwise indicated)

1. ORGANIZATION

ClubCorp Club Operations, Inc. (“ClubCorp”) is a holding company that was formed on November 30, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”) for the purpose of operating and managing golf, country, business, sports and alumni clubs. ClubCorp has two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. ClubCorp is a wholly owned subsidiary of CCA Club Operations Holdings, LLC (“Parent”), which is a wholly owned subsidiary of ClubCorp Holdings, Inc. (“Holdings”), which is wholly owned by Fillmore CCA Investment, LLC ("Fillmore"). ClubCorp, together with its subsidiaries, may be referred to as “we,” “us,” “our,” or the “Company,” and is principally owned by Holdings which is owned by affiliates of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. For periods prior to November 30, 2010, references to “we,” “us,” “our,” or the “Company” refer to CCI.

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

•	ClubCorp issued and sold $415.0 million of senior unsecured notes and borrowed $310.0 million of secured term loans under our new secured credit facilities.

•	ClubCorp sold its Non-Core Entities to affiliates of KSL.

•
ClubCorp repaid a portion of the loans under its then existing secured credit facilities. The lenders under such facilities forgave the remaining $342.3 million of debt owed under such facilities and such facilities were terminated.

•	ClubCorp settled certain balances owed to affiliates of KSL.

ClubCorp owns or leases and consolidates 98 golf and country clubs in the United States and Mexico and 44 business, sports and alumni clubs throughout the United States. We manage four golf and country clubs primarily in the South and South-central United States, and manage five business, sports and alumni clubs in the United States and China. We have joint venture ownership in certain of these managed clubs.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements reflect the consolidated operations of ClubCorp, its subsidiaries and certain variable interest entities ("VIEs"). The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the United States, or “GAAP”. All intercompany accounts have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from such estimated amounts.

Fiscal Year—Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2012, 2011 and 2010, the fiscal years are comprised of the 52 weeks ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

Revenue Recognition—Revenues from club operations, food and beverage and merchandise sales are recognized at the time of sale or when the service is provided and are reported net of sales taxes.

Revenues from membership dues are billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing membership services.

The majority of membership initiation deposits sold are not refundable until a fixed number of years (generally 30) after the date of acceptance of a member. We recognize revenue related to membership initiation deposits over the average expected life of an active membership. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within club operations revenue on the consolidated statements of operations, on a straight-line basis over the average expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our incremental borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership initiation fees sold are not refundable and are deferred and recognized within club operations revenue on the consolidated statements of operations, on a straight line basis over the average expected life of an active membership.

The average expected life of an active membership was determined to be approximately seven years for golf and country club memberships and approximately five years for business, sports and alumni club memberships prior to December 28, 2010. The average expected life of an active membership decreased to approximately six years for golf and country club memberships and approximately four years for business, sports and alumni club memberships effective December 29, 2010.

Membership initiation fees and deposits recognized within club operations revenue on the consolidated statements of operations was $16.3 million, $13.1 million and $10.3 million, for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

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

The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the consolidated financial statements. The table below shows the changes in our allowance for doubtful accounts balance:

	2012	2011	2010
Beginning allowance	$3,586	$3,594	$4,074
Bad debt expense, excluding portion related to notes receivable	2,907	3,052	3,488
Write offs	(3,867)	(3,060)	(3,968)
Ending allowance	$2,626	$3,586	$3,594

Inventories—Inventories, which consist primarily of food and beverages and merchandise held for resale, are stated at the lower of cost (weighted average cost method) or market. Losses on obsolete or excess inventory are not material.

Variable Interest Entities—We consolidate any VIEs for which we are deemed to be the primary beneficiary. See Note 4.

Investments—Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, are accounted for by the equity method. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method. See Note 5.

Property and Equipment, Net—Property and equipment is recorded at cost, including interest incurred during construction periods. We capitalize costs that both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized. All other related costs are expensed as incurred. For building improvements, only costs that extend the useful life of the building are capitalized; repairs and maintenance are expensed as incurred. Internal use software development costs are capitalized and amortized on a straight-line basis over the expected benefit period. The unamortized balance of internal use software totaled $4.5 million and $4.5 million at December 25, 2012 and December 27, 2011, respectively. See Note 7.

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

Notes Receivable, Net of Allowances—Notes receivable reflect amounts due from our financing of membership initiation fees and deposits and typically range from one to ten years in original maturity. We recognize interest income as earned and provide an allowance for doubtful accounts. This allowance is based on factors including the historical trends of write-offs and recoveries, the financial strength of the member and projected economic and market conditions.

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

Impairment of Long-Lived Assets—We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over the expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, the impairment is determined by comparing the carrying value of the property to its fair value which may be approximated by using future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management's projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both in the Company's control and out of the Company's control. Additionally, we review current property appraisals when available to ensure recoverability. If actual results differ from these estimates, additional impairment charges may be required. As discussed in Note 6, GAAP establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The fair value test for impairment of long-lived assets is classified as a Level 3 measurement under GAAP.

Insurance Reserves—We have established insurance programs to cover exposures above predetermined deductibles for certain insurable risks consisting primarily of physical loss to property, workers' compensation, employee healthcare, and comprehensive general and auto liability. Insurance reserves are developed by the Company, using the assistance of a third-party actuary and consideration of our past claims experience, including both the frequency and settlement of claims.

Derivative Instruments and Hedging Activities—We record all derivative instruments on the balance sheet at fair value. We do not use hedge accounting and therefore mark-to-market derivative instruments associated with the debt facility quarterly. The mark-to-market is based upon management's best estimate of fair value using information obtained from third party valuations of the derivatives. Any change in fair value is recognized in the consolidated statements of operations for the period. See Notes 6 and 11. Derivatives are recorded in other assets on the consolidated balance sheets.

Advertising Expense—We market our clubs through advertising and other promotional activities. Advertising expense is charged to income during the period incurred. Advertising expense totaled $5.5 million, $6.0 million and $8.1 million for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

Foreign Currency—The functional currency of our entities located outside the United States of America is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at year-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately as a component of comprehensive loss. Realized foreign currency transaction gains and losses are reflected in the consolidated statements of operations and comprehensive income (loss) in club operating costs.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized.

We recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

Interest and Investment Income—Interest and investment income is comprised principally of interest on notes receivable and cash deposits held by financial institutions.

Leases—We lease operating facilities under agreements with terms up to 99 years. These agreements normally provide for minimum rentals plus executory costs. Some of the agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which we take control of the property. Renewal options determined to be reasonably assured are also included in the lease term. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements.

Some of our lease agreements contain tenant allowances. Upon receipt of such allowances, we record a deferred rent liability in other liabilities on the consolidated balance sheets. The allowances are then amortized on a straight-line basis over the remaining terms of the corresponding leases as a reduction of rent expense.

Equity-Based Awards—Equity-based unit awards have been issued under a Management Profits Interest Program (“MPI”) which constitute grants of time-vesting non-voting profits interests in Fillmore, through which affiliates of KSL indirectly own all of our outstanding common stock. These awards entitle participants to participate in the appreciation of the value of Fillmore above an applicable threshold and thereby share in its future profits. Participants may receive a distribution upon the occurrence of a liquidity event or upon the declaration of a dividend payment, in each case in accordance with the terms of the distribution “waterfall” set forth in Fillmore's Second Amended and Restated LLC Agreement. Because the distributions are contingent on the value of our Company at the time of such liquidity event or dividend payment, no expense will be recognized relating to such awards until such an event occurs. Fillmore has granted 10,000.00 Class B units that were converted into Class A units in connection with the ClubCorp Formation, and 10,073.29 Class C units to participants under the MPI. As of December 25, 2012, 9,950.00 Class A units and 10,039.44 Class C units remain outstanding.

Restricted stock units ("RSUs") have been issued under the Holdings' 2012 Stock Award Plan (the "Holdings Stock Plan"). The RSUs vest based on satisfaction of both the passage of time and a liquidity condition and allow the participants to acquire and maintain an interest in us, which interest may be measured by the value of the common stock of Holdings. Because the vesting of RSUs is contingent on the satisfaction of a liquidity condition, no expense will be recognized relating to such awards until such an event occurs. Holdings has granted 12,552 RSUs, all of which remain outstanding as of December 25, 2012.

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

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income.  The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements.  The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income and total comprehensive income.  The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this standard in the first quarter of 2012 by including total comprehensive income (loss) in our consolidated statements of operations and comprehensive income (loss).

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update finalizes the requirements of ASU 2011-05 that were deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

4. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these VIEs is financed through a loan payable of $1.2 million collateralized by assets of the entity totaling $4.0 million as of December 25, 2012. The other VIEs are financed through advances from us. Outstanding advances as of December 25, 2012 total $3.3 million compared to recorded assets of $6.7 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of December 25, 2012 and December 27, 2011, net of intercompany amounts:

	2012	2011
Current assets	$830	$786
Fixed assets, net	9,870	10,167
Other assets	28	37
Total assets	$10,728	$10,990

Current liabilities	$1,024	$789
Long-term debt	1,571	1,671
Other liabilities	594	622
Noncontrolling interest	6,260	6,445
Company capital	1,279	1,463
Total liabilities and equity	$10,728	$10,990

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $10.7 million and $11.0 million at December 25, 2012 and December 27, 2011, respectively.

5. INVESTMENTS

Equity method investments in golf and business club ventures total $1.3 million and $2.0 million at December 25, 2012 and December 27, 2011, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated statements of operations. The difference between the carrying value of the investments and our share of the equity reflected in the joint ventures’ financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint ventures and was being amortized over approximately 20 years beginning in 2007.

During the fiscal year ended December 25, 2012, we determined that one of our equity method investments had a decrease in value that was other than temporary. We recognized an impairment loss of $0.7 million during the fiscal year ended December 25, 2012 to adjust its carrying amount to its fair value. The valuation method used to determine fair value was based on a third party valuation unobservable in the marketplace. This valuation is considered a Level 3 measurement.
Additionally, we have one equity method investment of 10.2% of Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $9.4 million and $11.3 million at December 25, 2012 and December 27, 2011, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received volume rebates totaling $2.9 million, $2.8 million and $1.2 million during the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007.  The carrying value of these intangible assets was $8.0 million and $10.0 million at December 25, 2012 and December 27, 2011, respectively.

Our equity in net income from the investment described in the preceding paragraph is shown below:

	2012	2011	2010
ClubCorp's equity in net income, excluding amortization	$3,819	$3,487	$3,302
Amortization	(2,008)	(2,008)	(2,008)
ClubCorp's equity in net income	$1,811	$1,479	$1,294

6. FAIR VALUE

GAAP establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1—unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2—inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3—inputs that are unobservable in the marketplace and significant to the valuation

We maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument is categorized based upon the lowest level of input that is significant to the fair value calculation.  We recognize transfers between levels of the fair value hierarchy on the date of the change in circumstances that caused the transfer.

Fair Value of Financial Instruments
Derivative Financial Instruments—Derivative financial instruments, which consist of interest rate cap agreements, are measured at fair value on a recurring basis. These instruments are valued based on prevailing market data and values are derived from well recognized financial principles and reasonable estimates about relevant future market conditions and certain counter-party credit risk. These inputs are classified as Level 2 in the hierarchy. The balance of these derivatives is presented in Note 11.

Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of December 25, 2012 and December 27, 2011:

	2012		2011
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2	$719,575	$765,744	$722,675	$701,692
Level 3	37,790	37,790	39,556	39,279
Total	$757,365	$803,534	$762,231	$740,971

We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2.  We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3.  Key inputs include the determination that certain other debt obligations are similar, nonperformance risk, and interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of December 25, 2012 and December 27, 2011.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We value goodwill, trade names, and liquor licenses at fair value on a non-recurring basis, using Level 2 and 3 measurements. See Note 8. The fair value test for impairment of long-lived assets is classified as a Level 3 measurement. See Note 7. The valuation for unproven mineral rights is classified as a Level 3 measurement. See Note 9. We value assets and liabilities from business combinations at fair value at the date of acquisition, using Level 3 measurements. See Note 14.

7. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at December 25, 2012 and December 27, 2011:

	2012	2011
Land and non-depreciable land improvements	$531,265	$512,260
Depreciable land improvements	325,688	337,921
Buildings and recreational facilities	401,607	405,812
Machinery and equipment	164,005	153,507
Leasehold improvements	84,444	77,503
Furniture and fixtures	64,960	56,769
Construction in progress	2,912	1,999
	1,574,881	1,545,771
Accumulated depreciation	(351,342)	(300,965)
Total	$1,223,539	$1,244,806

Depreciation expense from continuing operations was $68.5 million, $68.2 million and $65.5 million for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively. Interest capitalized as a cost of property and equipment totaled $0.2 million, $0.4 million and $0.1 million for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. During the fiscal year ended December 25, 2012, we recognized impairment losses of $0.7 million to adjust the carrying amount of certain property and equipment to its fair value of $0.4 million due to continued and projected negative operating cash flows as well as changes in the expected holding period of certain fixed assets.  The valuation method used to determine fair value was based on an analysis of discounted future free cash flows using a risk-adjusted discount rate (“Income Approach”), and based on cost adjusted for economic obsolescence (“Cost Approach”).  These valuations are considered Level 3 measurements.

We recognized impairment losses to property and equipment of $0.0 million and $0.6 million in the fiscal years ended December 27, 2011 and December 28, 2010, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at December 25, 2012 and December 27, 2011:

		2012			2011
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,850	$—	$24,850	$25,210	$—	$25,210
Liquor Licenses		3,886	—	3,886	4,017	—	4,017
Intangible assets with finite lives:
Member Relationships	6-7 years	19,068	(16,084)	2,984	59,260	(46,846)	12,414
Management Contracts	6-9 years	598	(421)	177	2,321	(1,809)	512
Other	7 years	426	(365)	61	426	(304)	122
Total		$48,828	$(16,870)	$31,958	$91,234	$(48,959)	$42,275

Goodwill		$258,459		$258,459	$264,959		$264,959

Intangible Assets—Intangible assets include trade names, liquor licenses and member relationships. Intangible asset amortization expense was $9.8 million, $25.0 million and $26.3 million for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

We retired fully amortized intangible assets and the related accumulated amortization of $40.2 million and $72.9 million of member relationships, $1.7 million and $2.1 million of management contracts and $0.0 million and $6.6 million of other intangibles from the consolidated balance sheets as of December 25, 2012 and December 27, 2011, respectively.

For each of the five years subsequent to 2012 and thereafter the amortization expense will be as follows:

Year	Amount

2013	$2,857
2014	325
2015	40
2016	—
2017	—
Thereafter	—
Total	$3,222

We test indefinite lived intangible assets for impairment annually. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows.

We test our trade name intangible assets annually for impairment, utilizing the relief from royalty method to determine the estimated fair value for each trade name which is classified as a Level 3 measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates.

We recorded impairment of trade names of $0.4 million, $0.1 million and $8.6 million in the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively, included in impairment of assets on the consolidated statements of operations.

We test our liquor licenses annually for impairment. We use quoted prices in active markets when they are available (“Market Approach”), which are considered Level 2 measurements. When quoted prices in active markets are not available, methods used to determine fair value include analysis of the discounted future free cash flows that sales under a liquor license generate (“Income Approach”), and a comparison to liquor licenses sold in an active market in other jurisdictions (“Market Approach”). These valuations are considered Level 3 measurements. Key assumptions include future cash flows, discount rates and projected margins, among other factors.

We recorded impairment of liquor licenses of $0.1 million, $1.2 million and $0.0 million in the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively, included in impairment of assets on the consolidated statements of operations. We recorded losses on disposal of liquor licenses of $0.0 million, $0.0 million, and $0.1 million in the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively. Liquor license activity is summarized below:

	Adjusted Quoted Prices in Active Markets for Similar Assets (Level 2)	Significant Unobservable Inputs (Level 3)	Total

December 29, 2009	$—	5,290	5,290
Loss on disposals	—	(50)	(50)
December 28, 2010	$—	$5,240	$5,240
Transfers out of Level 3	2,208	(2,208)	—
Impairment of assets	(1,112)	(111)	(1,223)
December 27, 2011	$1,096	$2,921	$4,017
Transfers out of Level 3	275	(275)	—
Purchases	—	9	9
Impairment of assets	(73)	(67)	(140)
December 25, 2012	$1,298	$2,588	$3,886

Goodwill—We evaluate goodwill for impairment at the reporting unit level (golf and country clubs and business, sports and alumni clubs), which are the same as our operating segments. When testing for impairment, we first compare the fair value of our reporting units to the recorded values. Valuation methods used to determine fair value include analysis of the discounted future free cash flows that a reporting unit is expected to generate (“Income Approach”) and an analysis which is based upon a comparison of reporting units to similar companies utilizing a purchase multiple of earnings before interest, taxes, depreciation and amortization (“Market Approach”). These valuations are considered Level 3 measurements. Key assumptions used in this model include future cash flows, growth rates, discount rates, capital needs and projected margins, among other factors.

If the carrying amount of the reporting units exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied value of the reporting unit's goodwill with the carrying value of that unit's goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of a reporting unit is allocated to all the assets and liabilities of that unit, including intangible assets, and any excess of the value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of its goodwill.

We evaluate goodwill for impairment annually as of the first day of our last fiscal quarter or whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Based on this analysis, no impairment of goodwill was recorded for the fiscal years ended December 27, 2011 and December 28, 2010. During the fiscal year ended December 25, 2012, we entered into an agreement to sell a business, sports and alumni club for proceeds of $5.9 million. See Note 14. We evaluated goodwill for impairment in conjunction with this agreement. Based on this analysis, no impairment of goodwill was required prior to entering into the sales agreement.

As a result of the sale, we allocated $6.5 million of goodwill to this property and recognized a loss on disposal of goodwill for this amount in the fiscal year ended December 25, 2012. This loss is presented in loss from discontinued operations in the consolidated statements of operations. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in an impairment of goodwill.

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 28, 2010	$113,108	$151,851	$264,959
December 27, 2011	$113,108	$151,851	$264,959
Loss on disposal - discontinued operations	—	(6,500)	(6,500)
December 25, 2012	$113,108	$145,351	$258,459

9. OTHER ASSETS

Other assets includes debt issuance costs, assets related to unproven mineral interests, capital reserve funds, and interest rate swap derivatives.

Debt Issuance Costs—Debt issuance costs totaled $13.1 million and $14.2 million at December 25, 2012 and December 27, 2011, respectively. See Note 11.

Unproven Mineral Interests—Unproven mineral rights at various golf properties totaled $2.3 million and $5.3 million at December 25, 2012 and December 27, 2011, respectively. These assets will be depleted using the percentage depletion method based on actual production. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal year ended December 25, 2012, we recognized an impairment of $3.0 million to adjust the carrying value of certain of these properties to their fair value. The valuation is considered a Level 3 measurement and is based upon quoted market prices for similar assets which are not observable in the marketplace. During 2008, we entered into certain mineral lease and surface right agreements with third parties to allow for exploration and production on these properties. We received $19.9 million which was classified as other current and long term liabilities in the consolidated balance sheets and was recognized in other income in the consolidated statements of operations on a straight line basis over the term of the agreements, which ranged from 6 months to four years.

Above and Below Market Leases—As a result of our acquisition by affiliates of KSL in 2006, we have recorded above and below market lease intangibles. The above market lease intangibles totaled $2.0 million and $2.9 million at December 25, 2012 and December 27, 2011, respectively, and are recorded in other liabilities; below market lease intangibles were $1.2 million and $2.3 million at December 25, 2012 and December 27, 2011, respectively, and are recorded in other assets. Amortization of the net above/below market lease intangibles is recorded as a net (increase) reduction in rent expense.

Related net amortization (accretion) over the next 5 years and thereafter is as follows:

Year	Amount

2013	$(141)
2014	365
2015	256
2016	101
2017	92
Thereafter	159
Total	$832

10. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at December 25, 2012 and December 27, 2011:

	2012	2011
Accrued compensation	$24,060	$19,303
Accrued interest	4,957	8,017
Other accrued expenses	6,972	7,759
Total accrued expenses	$35,989	$35,079

Taxes payable other than federal income taxes	$16,170	$14,242
Federal income taxes payable to Holdings	467	464
Total accrued taxes	$16,637	$14,706

Advance deposits from members	$12,489	$11,480
Prepaid dues	11,916	13,125
Deferred membership revenues	16,519	14,008
Insurance reserves	8,659	8,831
Advanced surface rights bonus payment	—	1,823
Other current liabilities	3,332	3,532
Total other current liabilities	$52,915	$52,799

Other long-term liabilities consist of the following at December 25, 2012 and December 27, 2011:

	2012	2011
Uncertain tax positions	$52,713	$48,966
Deferred membership revenues	41,218	43,427
Casualty insurance loss reserves - long term portion	10,936	10,539
Above market lease intangibles	2,040	2,998
Deferred rent	19,127	17,069
Other	2,975	3,369
Total other long-term liabilities	$129,009	$126,368

11. DEBT AND CAPITAL LEASES

Senior Secured Credit Facilities

2006 Citigroup Debt Facility—In 2006, an affiliate of CCI (“Borrower”) entered into a credit agreement with Citigroup which resulted in a mortgage loan, a senior mezzanine loan, a junior mezzanine loan, and a revolving loan facility (collectively the “2006 Citigroup Debt Facility”), which was initially to mature in January 2010. In July 2008, the Borrower amended the 2006 Citigroup Debt Facility extending the maturity date to July 2012. The loans were collateralized by the majority of our owned golf and country clubs, the two full-service resorts that were sold in connection with the ClubCorp Formation, and the operations of the business, sports and alumni clubs. Payments on the notes were interest only during the term of the loans with principal due at maturity; interest rates were variable based on 30 day LIBOR rates.

For all periods presented prior to November 30, 2010, balances under the 2006 Citigroup Debt Facility, as well as related interest expense including loan amortization fees have been allocated between ClubCorp's continuing and Non-Core discontinued operations based on relative asset balances. We believe such allocations are reasonable.

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

On November 30, 2010, in connection with the ClubCorp Formation, we repaid $826.9 million in principal on the long term debt facility and $105.3 million on the revolving loan facility and Citigroup forgave the remaining $342.3 million of debt under the 2006 Citigroup Debt Facility thereby terminating such facility. The resulting gain of $342.3 million was recorded in gain on extinguishment of debt in the consolidated statements of operations. We expensed the remaining $4.8 million of debt issuance costs related to the 2006 Citigroup Debt Facility and the $3.1 million in fees paid related to the 2010 Secured Credit Facilities against the gain on extinguishment of debt.

The debt allocated to the Non-Core discontinued operations of approximately $266.1 million was repaid as part of the 2010 net distribution to KSL affiliates attributable to the sale of Non-Core Entities and the ClubCorp Formation.

2010 Secured Credit Facilities—On November 30, 2010, we entered into secured credit facilities (“Secured Credit Facilities”). These facilities are comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit facilities. The Secured Credit Facilities also allow us to increase the term loan facility and revolving credit facility by up to $50.0 million and $25.0 million, respectively, subject to conditions and restrictions. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. As of December 25, 2012, we had $16.4 million of standby letters of credit outstanding and $33.6 million remaining available for borrowing under the revolving credit facility governing our Secured Credit Facilities.

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

We are required to make principal payments equal to 0.25% of the original term loan facility on the last business day of each of March, June, September and December beginning in March 2011. Beginning with the fiscal year ended December 27, 2011, we are required to prepay the outstanding term loan, subject to certain exceptions, by an amount equal to 50% of our excess cash flows, as defined by the Secured Credit Facilities, each fiscal year end after our annual consolidated financial statements are delivered. This percentage may decrease if certain leverage ratios are achieved. Additionally, we are required to prepay the term loan facility with proceeds from certain asset sales, borrowings and certain insurance claims as defined by the Secured Credit Facilities.

We may voluntarily repay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with repaying, refinancing, substituting or replacing the existing term loans with new indebtedness.

The interest rate on the Secured Credit Facilities was originally the higher of (i) 6.0% or (ii) an elected LIBOR plus a margin of 4.5%. On November 16, 2012, the Company entered into an amendment to the term loan facility under the Secured Credit Facilities which reduced the interest rate to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%. This amendment does not apply to the revolving credit facility or any incremental facilities. We may elect a one, two, three or six-month LIBOR. The interest payment is due on the last day of each elected LIBOR period.

We are also required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable in arrears on the last business day of each March, June, September and December.

The credit agreement governing the Secured Credit Facilities limits ClubCorp's (and most or all of ClubCorp subsidiaries') ability to:

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

In addition, the credit agreement governing the Secured Credit Facilities contains covenants that require ClubCorp and its restricted subsidiaries to maintain specified financial ratios, which include the following ratios:

•	consolidated total debt to an Adjusted EBITDA ("Adjusted EBITDA"), as defined by the Secured Credit Facilities; and

•	consolidated and Adjusted EBITDA, as defined by the Secured Credit Facilities, to consolidated interest expense.

We incurred debt issuance costs in conjunction with the issuance of the Secured Credit Facilities of $6.8 million. These have been capitalized and are being amortized over the term of the loan. We incurred additional debt issuance costs of $0.8 million in conjunction with the amendment entered into on November 16, 2012. These have also been capitalized and are being amortized over the remaining term of the loan.

Senior Unsecured Notes

On November 30, 2010, we issued $415.0 million in senior unsecured notes with registration rights, bearing interest at 10.0% and maturing December 1, 2018. The interest is payable semiannually in arrears on June 1 and December 1 each year, beginning June 1, 2011. These notes are fully and unconditionally guaranteed on a joint and several basis by most of ClubCorp's subsidiaries (“Guarantor Subsidiaries”), each of which is one hundred percent owned by ClubCorp. These notes are not guaranteed by certain of ClubCorp's subsidiaries (“Non-Guarantor Subsidiaries”). The indenture governing the senior unsecured notes limits our (and most or all of our subsidiaries') ability to:

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

Subject to certain exceptions, the indenture governing these notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

We incurred debt issuance costs in conjunction with the issuance of the senior unsecured notes of $9.1 million. These have been capitalized and are being amortized over the term of the senior unsecured notes.

Mortgage Loans

General Electric Capital Corporation—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012.  Effective August 1, 2012, we amended our loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of December 25, 2012, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

The loan is collateralized by the assets of two golf and country clubs with a book value of $37.1 million as of December 25, 2012. The proceeds from the loan were used to pay existing debt of $11.2 million to GECC and $2.7 million to Ameritas Life in addition to the payment of $8.0 million on the 2006 Citigroup Debt Facility. Interest rates are variable based on 30 day LIBOR rates. Payments on the loan were interest only through August 2009 with principal payments commencing in September 2010 based upon a twenty-five year amortization schedule. However, as the cash on cash return (defined as the percentage of underwritten net operating income for the previous twelve months divided by the outstanding principal balance of the loan as of such date) for the period September 1, 2008 through August 31, 2009, and September 1, 2009 through August 31, 2010, was greater than 14% and 15%, respectively, amortization did not commence until September 1, 2011. As part of the August 1, 2012 amendment, the interest rate was changed from 3.25% plus 30 day LIBOR to 5% plus the greater of three month LIBOR or 1%.

We incurred debt issuance costs in conjunction with the original loan of $0.9 million which have been capitalized and were amortized over the original term of the loan. During the fiscal year ended December 27, 2011, we incurred additional debt issuance costs in conjunction with the term extension of $0.1 million which have been capitalized and were amortized over the term of the extension. During the fiscal year ended December 25, 2012, we incurred additional debt issuance costs in conjunction with the amendment of $0.2 million which have been capitalized and are being amortized over the original term of the amended loan.

Atlantic Capital Bank—In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with 25-year amortization. The loan is collateralized by the assets of one golf and country club with a book value of $5.7 million as of December 25, 2012. The interest rate is the greater of 3% plus 30 day LIBOR or 4.5%. We incurred debt issuance costs in conjunction with the issuance of this mortgage loan of $0.1 million. These have been capitalized and are being amortized over the term of the loan.

Other Borrowings

On July 15, 2010, we settled certain litigation with a noncontrolling shareholder of a foreign subsidiary which, in exchange for certain real estate in Mexico owned by one of our foreign subsidiaries, extinguished $1.8 million of debt and $1.5 million of accrued interest and acquired the remaining equity interest of the noncontrolling shareholder. This transaction resulted in a gain of $3.0 million in the fiscal year ended December 28, 2010.

Interest Rate Cap Agreements

We regularly enter into interest rate cap agreements to limit our exposure to increases in interest rates over certain amounts. The aggregate fair value of our interest rate cap agreements, as described in Note 6, is included in other assets on the consolidated balance sheets.  The change in fair value of the interest rate cap agreements resulted in losses of $0.0 million, $0.1 million and $3.5 million in the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively. The fair value of these interest rate cap agreements was $0.0 million and $0.0 million as of December 25, 2012 and December 27, 2011, respectively.

Long-term borrowings and lease commitments of the Company as of December 25, 2012 and December 27, 2011, are summarized below:

	2012		2011
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Unsecured Notes	$415,000	10.00%	$415,000	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	304,575	5.00%	307,675	6.00%	As of December 25, 2012, greater of (i) 5.0% or (ii) an elected LIBOR + 3.75%; as of December 27, 2011, greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2016
Revolving Notes ($50,000 capacity)	—	6.00%	—	6.00%	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2015
Mortgage Loans
General Electric Capital Corporation	30,992	6.00%	31,733	3.50%	As of December 25, 2012, 5.00% plus the greater of three month LIBOR or 1%; as of December 27, 2011, 3.25% + 30 day LIBOR	2017
Atlantic Capital Bank	3,653	4.50%	3,813	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
Other notes	3,145	5.75% - 8.00%	4,010	5.75% - 8.00%	Fixed	Various

	757,365		762,231
Capital leases	24,155		23,331
	781,520		785,562
Less current portion	(24,988)		(13,290)
	$756,532		$772,272

The amount of long-term debt maturing in each of the five years subsequent to 2012 and thereafter is as follows:

Year	Debt	Capital Leases	Total
2013	$16,325	$8,663	$24,988
2014	3,374	7,200	10,574
2015	7,338	5,333	12,671
2016	284,905	2,399	287,304
2017	28,885	560	29,445
Thereafter	416,538	—	416,538
Total	$757,365	$24,155	$781,520

If we were to default on our Secured Credit Facilities and our lender was to accelerate the payment of all our principal and interest due, the holders of our senior unsecured notes could declare a cross-default.

12. LEASES

We lease operating facilities under agreements with terms up to 99 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flows as defined in the lease agreements. As a result, future lease payments that are considered contingent on future results are not included in the table below.

Future minimum lease payments for each of the next five years and thereafter required at December 25, 2012 under operating leases for land, buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows:

Year	Capital Leases	Operating Leases

2013	$10,340	$19,175
2014	8,313	18,411
2015	5,945	17,383
2016	2,670	15,215
2017	689	14,165
Thereafter	—	104,947
Minimum lease payments	$27,957	$189,296
Less: imputed interest component	3,802
Present value of net minimum lease payments of which $8.7 million is included in current liabilities	$24,155

Total facility rental expense was $29.1 million, $29.2 million and $29.9 million in the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively; contingent rent was $8.4 million, $8.4 million and $8.6 million in the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

13. INCOME TAXES

The Company joins in the filing of a consolidated federal income tax return with Holdings, the Company’s ultimate parent. The Company records income taxes based on the separate return method determined as if the Company was not included in a consolidated return. Income taxes recorded by the Company are further adjusted to the extent losses or other deductions cannot be utilized in the consolidated federal income tax return. The Company files state tax returns on a separate company basis or unitary basis as required by law. Additionally, certain subsidiaries of the Company which are owned through lower tier joint ventures file separate tax returns for federal and state purposes.

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided against deferred income tax assets for amounts which are not considered “more likely than not” to be realized.

Income (loss) from continuing operations before income taxes and noncontrolling interest consists of the following:

	2012	2011	2010
Domestic	$(22,473)	$(52,138)	$316,477
Foreign	(40)	1,483	3,134
	$(22,513)	$(50,655)	$319,611

The income tax (expense) benefit from continuing operations consists of the following:

	2012	2011	2010
Current
Federal	$(1,508)	$(2,840)	$(40,080)
State	(1,185)	(3,283)	(8,803)
Foreign	1,027	(494)	3,229
Total Current	(1,666)	(6,617)	(45,654)
Deferred
Federal	5,730	17,502	(12,005)
State	3,073	5,130	147
Foreign	—	—	—
Total Deferred	8,803	22,632	(11,858)
Total income tax benefit (expense)	$7,137	$16,015	$(57,512)

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and the actual income tax provision for continuing operations as reflected in the accompanying consolidated statements of operations are as follows:

	2012	2011	2010
Expected Federal income tax benefit (expense)	$7,879	$17,609	$(111,951)
State taxes, net of Federal benefit	399	1,869	(4,827)
Change in valuation allowance - State	828	(668)	(799)
Change in valuation allowance - Foreign	(707)	445	(68)
Foreign rate differential	2	74	157
IETU, Withholding and Other Permanent- Foreign	557	(494)	3,229
Forgiveness of Debt	—	(290)	55,747
Adjustments Related to Tax Contingencies	(3,273)	(2,921)	(606)
Other, net	1,452	391	1,606
Actual income tax benefit (expense)	$7,137	$16,015	$(57,512)

We had the following net operating loss carryforwards at December 25, 2012, which are available to offset future taxable income:

Type of Carryforward	Gross Amount	Expiration Dates (in years)
Federal tax operating loss	$22,895			2030
State tax operating loss	$142,699	2013	-	2032
AMT net operating loss	$23,858			2030
Mexico net operating loss	$17,716	2013	-	2022

The components of the deferred tax assets and deferred tax liabilities at December 25, 2012 and December 27, 2011 are as follows:

	2012	2011
Deferred tax assets:
Federal tax net operating loss carryforwards	$8,013	7,578
State and foreign tax net operating loss carryforwards	11,099	10,779
Membership deferred revenue	48,041	38,895
Reserves and accruals	17,422	15,779
Texas tax credit	2,930	2,799
Suspended losses	11,272	11,343
Straight-line rent	7,321	6,613
Other	17,663	16,459
Total gross deferred tax assets	$123,761	$110,245
Valuation allowance	(10,474)	(10,595)
Deferred tax liabilities:
Discounts on membership initiation deposits and acquired notes	(151,538)	(155,660)
Property and equipment	(145,989)	(136,407)
Deferred revenue	(1,872)	(1,885)
Intangibles	(11,435)	(16,466)
Other	(3,550)	(4,144)
Total gross deferred tax liabilities	(314,384)	(314,562)
Net deferred tax liability	$(201,097)	$(214,912)

The allocation of deferred taxes between current and long-term as of December 25, 2012 and December 27, 2011 is as follows:

	2012	2011
Current portion-deferred tax asset, net	$7,896	$7,201
Long-term deferred tax liability, net	(208,993)	(222,113)
Net deferred tax liability	$(201,097)	$(214,912)

Valuation allowances included above of $10.5 million and $10.6 million for 2012 and 2011, respectively, relate primarily to net operating loss carryforwards in certain states and in Mexico.

GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.

A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. GAAP also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Income tax expense for 2012, 2011 and 2010 includes interest expense and penalties net of tax of $3.7 million and $3.4 million and $0.5 million respectively.

A reconciliation of the change in our unrealized tax benefit for all periods presented is as follows:

	2012	2011	2010
Balance at beginning of year	$52,513	$53,215	$8,490
Increases in tax positions for current year	—	—	44,395
Increases in tax positions for prior years	17	52	1,432
Decreases in tax positions for prior years	(1,146)	(754)	(1,102)
Balance at end of year	$51,384	$52,513	$53,215

As of December 25, 2012 and December 27, 2011, $52.7 million and $49.0 million, respectively, of unrecognized tax benefits are included in other liabilities (Note 10) in the consolidated financial statements. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $44.7 million, exclusive of any benefits related to interest and penalties. Currently, unrecognized tax benefits are not expected to change significantly over the next twelve months.

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in two foreign jurisdictions. Under a previous settlement agreement related to an audit by the Internal Revenue Service we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 1995.

On February 14, 2013, Holdings was notified that the Internal Revenue Service will audit certain components of the tax return for the year ended December 28, 2010. In addition, the Company is under audit in Mexico for the 2008 and 2009 tax years.

14. CLUB ACQUISITIONS, CLUB DISPOSITIONS AND DISCONTINUED OPERATIONS

Club Acquisitions

Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated statements of operations since their date of acquisition.

Hartefeld National Golf Club—On April 18, 2012, ClubCorp acquired Hartefeld National Golf Club, a private golf club located in Avondale, Pennsylvania.  We are in process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.  We recorded the following major categories of assets and liabilities in exchange for consideration of $3.6 million:

Land, property and equipment	$3,999
Prepaid real estate taxes	31
Inventory	112
Deferred revenue and other liabilities	(572)
Total	$3,570

There was no goodwill recorded on this purchase transaction.

Long Island Clubs—On June 7, 2011, ClubCorp acquired three properties located in Long Island, New York. The properties include Hamlet Golf and Country Club which is a private golf club, and Wind Watch Golf and Country Club and Willow Creek Golf and Country Club which are semi-private golf clubs. We recorded the following major categories of assets and liabilities in exchange for consideration of $18.8 million:

Land, property and equipment	$20,223
Prepaid real estate taxes	487
Inventory	197
Deferred revenue and other liabilities	(2,131)
Total	$18,776

There was no goodwill recorded on this purchase transaction.

Canterwood Golf & Country Club—On August 9, 2011, ClubCorp acquired Canterwood Golf and Country Club, a private golf club property located in Gig Harbor, Washington. We recorded the following major categories of assets and liabilities in exchange for consideration of $4.0 million:

Land, property and equipment	$4,003
Inventory and other current assets	149
Deferred revenue and other liabilities	(171)
Total	$3,981

There was no goodwill recorded on this purchase transaction.

Country Club of the South—On June 23, 2010, ClubCorp acquired Country Club of the South, a private golf club located in Georgia. We purchased or assumed the following major categories of assets and liabilities in exchange for consideration of $7.4 million:

Property and equipment	$8,800
Inventory	132
Liabilities assumed	(270)
Total	$8,662

A bargain purchase gain of $1.2 million was recognized on this transaction in the fiscal year ended December 28, 2010 because the property had been bank owned by virtue of foreclosure prior to our acquisition.

Revenues and operating income associated with acquired clubs were as follows for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

	2012	2011	2010
Revenues	$30,699	$17,858	$3,011
Operating income (loss)	$1,111	$(769)	$772

The pro forma information related to these acquisitions is not material to our historical results of operations.

Club Dispositions

Subsidiaries may be divested when we determine they will be unable to provide a positive contribution to cash flows from operations in future periods and/or when they are determined to be non-strategic holdings for the Company. Gains from divestitures are recognized in the period in which operations cease and losses are recognized when we determine that the carrying value is not recoverable and exceeds fair value.

Glendale Racquet Club, Inc.—On September 27, 2012, we sold certain assets and liabilities of Glendale Racquet Club, Inc., a business, sports and alumni club located in Milwaukee, Wisconsin, to an unrelated third party for $5.9 million. The sale resulted in a pre-tax loss of $11.1 million including a $6.5 million loss recognized for goodwill allocated to this entity. See Note 8. These losses are included in loss from discontinued operations in the consolidated statements of operations.

We discontinued one additional business, sports and alumni club and one golf management contract in the fiscal year ended December 25, 2012 for a pre-tax gain of $0.1 million. In conjunction with the discontinued golf management contract, we recorded impairment of liquor licenses of $0.1 million. See Note 8. We discontinued two business, sports and alumni clubs and one golf management contract for a pre-tax loss of $0.0 million during the fiscal year ended December 27, 2011. We discontinued one business, sports and alumni club for no pre-tax gain or loss in the fiscal year ended December 28, 2010.

There were no assets held for sale at December 25, 2012 nor December 27, 2011.

Discontinued Club Operations

Operations of the clubs that have been disposed of were reclassified to discontinued operations on the consolidated statements of operations. Summarized financial information for these clubs is as follows:

	2012	2011	2010
Revenues	$3,759	$7,387	$9,085
Operating expenses, excluding loss on disposals and impairments of assets	(3,658)	(7,152)	(9,003)
Loss on disposals and impairments of assets	(11,448)	(126)	(362)
Interest expense	(2,239)	(215)	(561)
Loss from discontinued club operations, before taxes	(13,586)	(106)	(841)
Income tax benefit (expense)	2,669	(152)	398
Net loss from discontinued clubs	$(10,917)	$(258)	$(443)

Discontinued Non-Core Entities

In connection with the ClubCorp Formation on November 30, 2010, CCI sold its Non-Core Entities to affiliates of KSL. No gain or loss was recognized as this was a transaction with entities under common control. The operations of the Non-Core Entities were reclassified to discontinued Non-Core operations on the consolidated statements of operations as follows for the fiscal year ended December 28, 2010:

2010
Revenues	$93,124
Loss from discontinued Non-Core Entities, before taxes	$(2,031)

$10.7 million in depreciation expense related to Non-Core Entities has been included in income (loss) from discontinued Non-Core Entities in the statements of operations for the fiscal years ended December 28, 2010.

15. SEGMENT INFORMATION

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

Included within other are revenues from leasing of mineral rights and revenues and expenses on corporate overhead and shared services which are not material enough to warrant a separate segment.

In 2011 we changed the income measure used to evaluate segment performance and allocate resources to more closely align management reporting with the measure used for calculating the Company’s compliance with debt covenants.  Amounts for the fiscal year ended December 28, 2010 have been recast to conform to the current management view.

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense and the change in fair value of interest rate cap agreements, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA differs from Adjusted EBITDA which is used in calculating the Company’s compliance with debt covenants.  The additional items that are adjusted to determine Segment EBITDA are:

•	translation gains and losses are excluded;

•	proceeds from business interruption insurance are excluded;

•	severance payments are excluded;

•	expenses related to accruals for unclaimed property settlements are excluded;

•	management fees and expenses paid to an affiliate of KSL are excluded;

•	acquisition costs are excluded;

•	amortization of step-up in certain equity method investments is excluded;

•	expenses related to the ClubCorp Formation are excluded;

•	expenses related to adjustments in accruals for certain environmental compliance obligations incurred prior to 2011 are excluded;

•	expenses related to adjustments in accruals for certain property tax increases prior to 2011 are excluded;

•
expenses related to an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 related to the acquisition and development of a golf course property are excluded;

•	expenses accrued under our long-term incentive plan are excluded;

•	certain other incidental expenses are excluded.

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

The table below shows summarized financial information by segment for continuing operations for the fiscal years ended December 25, 2012 , December 27, 2011 and December 28, 2010:

	2012	2011	2010
Golf and Country Clubs
Revenues	$583,523	$550,898	$523,360
Segment EBITDA	166,327	151,554	142,561
Total Assets	1,222,966	1,241,671
Capital Expenditures	47,283	48,326	28,372

Business, Sports and Alumni Clubs
Revenues	$174,344	$171,328	$167,283
Segment EBITDA	34,373	32,606	29,572
Total Assets	79,678	90,339
Capital Expenditures	14,198	10,564	16,709

Other
Revenues	$3,641	$4,982	$4,833
Segment EBITDA	(35,184)	(30,058)	(27,643)
Total Assets	416,952	400,464
Capital Expenditures	3,766	4,253	6,329

Elimination of intersegment revenues	$(6,564)	$(7,246)	$(7,779)

Total
Revenues	$754,944	$719,962	$687,697
Segment EBITDA	165,516	154,102	144,490
Total Assets	1,719,596	1,732,474
Capital Expenditures	65,247	63,143	51,410

The following table presents revenue and long-lived assets by geographical region, excluding financial instruments. Foreign operations are primarily located in Mexico.

	2012	2011	2010
Revenues
United States	$748,124	$712,636	679,763
All Foreign	6,820	7,326	7,934
Total	$754,944	$719,962	$687,697

	2012	2011
Long-Lived Assets
United States	$1,505,389	$1,550,733
All Foreign	27,203	25,409
Total	$1,532,592	$1,576,142

The table below provides a reconciliation of our Segment EBITDA to net (loss) income before income taxes and discontinued operations for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010:

	2012	2011	2010
Total Segment EBITDA	$165,516	$154,102	$144,490
Interest and investment income	1,212	138	714
Interest expense and change in fair value of interest rate cap agreements	(88,306)	(83,684)	(60,174)
Loss on disposals and impairment of assets	(15,687)	(10,772)	(3,556)
Gain on extinguishment of debt	—	—	334,423
Depreciation and amortization	(78,286)	(93,035)	(91,700)
Translation loss	(126)	(554)	(146)
Business interruption insurance	309	—	—
Severance payments	(360)	(431)	(515)
Management fees and expenses paid to an affiliate of KSL	(1,141)	(1,255)	(1,150)
Acquisition costs	(837)	(1,629)	—
Amortization of step-up in certain equity method investments	(2,027)	(2,048)	(2,048)
ClubCorp Formation costs	(51)	(2,087)	(752)
Environmental compliance costs	(27)	(454)	—
Property tax increases prior to 2011	—	(2,655)	—
Arbitration award	—	(3,968)	—
Long term incentive plan	(1,661)	(1,661)	—
Other	(1,041)	(662)	25
Net (loss) income before income taxes and discontinued operations	$(22,513)	$(50,655)	$319,611

16. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of December 25, 2012, we had capital commitments of $4.6 million at certain of our clubs.

We currently have sales and use tax audits and a federal tax audit of certain foreign subsidiaries in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated financial statements.

On February 14, 2013, Holdings was notified that the Internal Revenue Service will audit certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. Should the estimates and judgments used in the ClubCorp Formation prove to be inaccurate, our financial results could be materially affected.

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and recorded a $3.0 million loss as an estimate of such liability in our 2009 consolidated statements of operations. During the fiscal year ended December 25, 2012, we paid $0.9 million related to these audits. The remaining $2.1 million estimate is included in accrued expenses on the consolidated balance sheet as of December 25, 2012.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At December 25, 2012, we have $2.2 million recorded in accrued taxes on the consolidated balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated financial statements.

We are subject to certain pending or threatened litigation and other claims that arise in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, after review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated financial statements. During the fiscal year ended December 27, 2011, the Company paid $4.0 million for an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property.

We guarantee principal amounts on loans made by a third party to purchasers of certain real estate interests in case of default. These loans have a remaining term averaging less than one year to two years. The total principal amount outstanding on these loans as of December 25, 2012 is $0.3 million. ClubCorp is indemnified by affiliates of KSL from losses on these guarantees in the event of default. The fair value of the guarantees is immaterial.

We are joint and severally liable for certain pension funding liabilities associated with one of the resorts we sold in connection with the ClubCorp Formation. We have not accrued a liability, as we do not believe it is probable that claims will be made against ClubCorp. As of December 25, 2012, the unfunded obligation for such plan was approximately $10.7 million and no claims have been made against ClubCorp for funding.

17. FINANCIAL STATEMENTS OF GUARANTORS

In November 2010, we issued $415.0 million of senior unsecured notes. The senior unsecured notes are fully and unconditionally guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”), each of which is one hundred percent owned by ClubCorp. The senior unsecured notes are not guaranteed by other subsidiaries (“Non-Guarantor Subsidiaries”).

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

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the Fiscal Year Ended December 25, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$493,427	$43,525	$(1,678)	$535,274
Food and beverage	—	202,465	13,804	—	216,269
Other revenues	—	6,558	83	(3,240)	3,401
Total revenues	—	702,450	57,412	(4,918)	754,944

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	448,715	39,829	(4,918)	483,626
Cost of food and beverage sales exclusive of depreciation	—	64,072	4,663	—	68,735
Depreciation and amortization	—	72,705	5,581	—	78,286
Provision for doubtful accounts	—	2,629	136	—	2,765
Loss on disposals and acquisitions of assets	—	9,914	990	—	10,904
Impairment of assets	—	4,780	3	—	4,783
Equity in earnings from unconsolidated ventures	—	(1,947)	—	—	(1,947)
Selling, general and administrative	—	45,343	—	—	45,343
OPERATING INCOME	—	56,239	6,210	—	62,449

Interest and investment income	55,611	1,757	361	(56,517)	1,212
Interest expense	(62,432)	(71,053)	(11,295)	56,517	(88,263)
Change in fair value of interest rate cap agreements	(34)	—	(9)	—	(43)
Other income	—	2,132	—	—	2,132
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,855)	(10,925)	(4,733)	—	(22,513)
INCOME TAX BENEFIT	2,452	1,663	3,022	—	7,137
LOSS FROM CONTINUING OPERATIONS	(4,403)	(9,262)	(1,711)	—	(15,376)
Loss from discontinued clubs, net of tax	—	(8,709)	(2,208)	—	(10,917)
Equity in net loss of subsidiaries	(22,173)	—	—	22,173	—
NET LOSS	(26,576)	(17,971)	(3,919)	22,173	(26,293)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	185	(468)	—	(283)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(26,576)	$(17,786)	$(4,387)	$22,173	$(26,576)

NET LOSS	(26,576)	(17,971)	(3,919)	22,173	(26,293)
Foreign currency translation, net of tax	—	—	1,890	—	1,890
Equity in other comprehensive income of subsidiaries	1,890	—	—	(1,890)	—
OTHER COMPREHENSIVE INCOME	1,890	—	1,890	(1,890)	1,890
COMPREHENSIVE LOSS	(24,686)	(17,971)	(2,029)	20,283	(24,403)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	185	(468)	—	(283)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(24,686)	$(17,786)	$(2,497)	$20,283	$(24,686)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the Fiscal Year Ended December 27, 2011

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$473,070	$41,930	$(1,718)	$513,282
Food and beverage	—	190,303	13,205	—	203,508
Other revenues	—	4,354	76	(1,258)	3,172
Total revenues	—	667,727	55,211	(2,976)	719,962

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	433,692	37,793	(2,976)	468,509
Cost of food and beverage sales exclusive of depreciation	—	59,986	4,270	—	64,256
Depreciation and amortization	—	87,200	5,835	—	93,035
Provision for doubtful accounts	—	3,109	241	—	3,350
Loss on disposals and acquisitions of assets	—	9,431	168	—	9,599
Impairment of assets	—	1,173	—	—	1,173
Equity in earnings from unconsolidated ventures	—	(1,487)	—	—	(1,487)
Selling, general and administrative	—	52,382	—	—	52,382
OPERATING INCOME	—	22,241	6,904	—	29,145

Interest and investment income	55,611	303	12	(55,788)	138
Interest expense	(62,949)	(69,205)	(7,181)	55,788	(83,547)
Change in fair value of interest rate cap agreements	(137)	—	—	—	(137)
Other income	—	3,746	—	—	3,746
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,475)	(42,915)	(265)	—	(50,655)
INCOME TAX BENEFIT	2,799	9,428	3,788	—	16,015
(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,676)	(33,487)	3,523	—	(34,640)
Income (loss) from discontinued clubs, net of tax	—	242	(500)	—	(258)
Equity in net loss of subsidiaries	(30,797)	—	—	30,797	—
NET (LOSS) INCOME	(35,473)	(33,245)	3,023	30,797	(34,898)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(259)	(316)	—	(575)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(35,473)	$(33,504)	$2,707	$30,797	$(35,473)

NET (LOSS) INCOME	(35,473)	(33,245)	3,023	30,797	(34,898)
Foreign currency translation, net of tax	—	—	(2,105)	—	(2,105)
Equity in other comprehensive loss of subsidiaries	(2,105)	—	—	2,105	—
OTHER COMPREHENSIVE LOSS	(2,105)	—	(2,105)	2,105	(2,105)
COMPREHENSIVE (LOSS) INCOME	(37,578)	(33,245)	918	32,902	(37,003)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(259)	(316)	—	(575)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(37,578)	$(33,504)	$602	$32,902	$(37,578)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the Fiscal Year Ended December 28, 2010

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$458,583	$38,463	$(1,622)	$495,424
Food and beverage	—	178,442	10,949	—	189,391
Other revenues	—	4,705	32	(1,855)	2,882
Total revenues	—	641,730	49,444	(3,477)	687,697

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	420,647	34,050	(3,477)	451,220
Cost of food and beverage sales exclusive of depreciation	—	56,209	3,462	—	59,671
Depreciation and amortization	—	86,309	5,391	—	91,700
Provision for doubtful accounts	—	3,218	(24)	—	3,194
Gain on disposals and acquisitions of assets	—	(1,060)	(4,320)	—	(5,380)
Impairment of assets	—	8,936	—	—	8,936
Equity in earnings from unconsolidated ventures	—	(1,309)	—	—	(1,309)
Selling, general and administrative	—	38,946	—	—	38,946
OPERATING INCOME	—	29,834	10,885	—	40,719

Interest and investment income	4,278	2,177	28	(5,769)	714
Interest expense	(4,969)	(48,675)	(8,770)	5,769	(56,645)
Change in fair value of interest rate cap agreements	(70)	(3,459)	—	—	(3,529)
Gain on extinguishment of debt	—	334,423	—	—	334,423
Other income	—	3,929	—	—	3,929
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(761)	318,229	2,143	—	319,611
INCOME TAX BENEFIT (EXPENSE)	267	(55,139)	(2,640)	—	(57,512)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(494)	263,090	(497)	—	262,099
Loss from discontinued Non-Core Entities, net of tax	—	—	(8,779)	—	(8,779)
Loss from discontinued clubs, net of tax	—	(396)	(47)	—	(443)
Equity in net income of subsidiaries	254,991	—	—	(254,991)	—
NET INCOME (LOSS)	254,497	262,694	(9,323)	(254,991)	252,877
NET LOSS ATTRIBUTABLE TO DISCONTINUED NON-CORE ENTITIES' NONCONTROLLING INTERESTS	—	—	1,966	—	1,966
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	172	(518)	—	(346)
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$254,497	$262,866	$(7,875)	$(254,991)	$254,497

NET INCOME (LOSS)	254,497	262,694	(9,323)	(254,991)	252,877
Foreign currency translation, net of tax	—	—	189	—	189
Change in fair value of net pension plan assets, net of tax	—	—	(746)	—	(746)
Equity in other comprehensive loss of subsidiaries	(692)	—	—	692	—
OTHER COMPREHENSIVE LOSS	(692)	—	(557)	692	(557)
COMPREHENSIVE INCOME (LOSS)	253,805	262,694	(9,880)	(254,299)	252,320
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	172	1,313	—	1,485
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$253,805	$262,866	$(8,567)	$(254,299)	$253,805

Consolidating Balance Sheet
As of December 25, 2012

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$77,844	$4,007	$—	$81,851
Receivables, net of allowances	2,613	48,448	3,132	(2,613)	51,580
Inventories	—	12,911	1,450	—	14,361
Prepaids and other assets	—	8,169	4,030	—	12,199
Deferred tax assets	—	8,031	45	—	8,076
Total current assets	2,613	155,403	12,664	(2,613)	168,067
Investments	—	11,166	—	—	11,166
Property and equipment, net	—	1,097,558	125,981	—	1,223,539
Notes receivable, net of allowances	—	2,771	412	—	3,183
Goodwill	—	258,459	—	—	258,459
Intangibles, net	—	31,228	730	—	31,958
Investment in subsidiaries	201,218	—	—	(201,218)	—
Intercompany receivables	669,772	—	56,192	(725,964)	—
Other assets	12,917	9,903	404	—	23,224
Long-term deferred tax asset	480	—	7,384	(7,864)	—
TOTAL ASSETS	$887,000	$1,566,488	$203,767	$(937,659)	$1,719,596

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	15,080	7,960	1,948	—	24,988
Membership initiation deposits - current portion	—	50,757	40,641	—	91,398
Accounts payable	—	26,394	1,047	—	27,441
Accrued expenses	4,786	30,594	609	—	35,989
Accrued taxes	—	13,901	5,349	(2,613)	16,637
Other liabilities	140	48,656	4,119	—	52,915
Total current liabilities	20,006	178,262	53,713	(2,613)	249,368
Intercompany payables	—	678,509	47,455	(725,964)	—
Long-term debt	704,495	16,563	35,474	—	756,532
Membership initiation deposits	—	154,007	48,623	—	202,630
Deferred tax liability	—	216,857	—	(7,864)	208,993
Other liabilities	—	123,287	5,722	—	129,009
Total liabilities	724,501	1,367,485	190,987	(736,441)	1,546,532
Commitments and contingencies (See Note 16)

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	213,310	196,156	17,154	(213,310)	213,310
Accumulated other comprehensive loss	(672)	(21)	(651)	672	(672)
Retained deficit	(50,140)	(3,390)	(8,030)	11,420	(50,140)
Total stockholders’ equity	162,499	192,745	8,473	(201,218)	162,499
Noncontrolling interests in consolidated subsidiaries and variable interest entities	—	6,258	4,307	—	10,565
Total equity	162,499	199,003	12,780	(201,218)	173,064
TOTAL LIABILITIES AND EQUITY	$887,000	$1,566,488	$203,767	$(937,659)	$1,719,596

Consolidating Balance Sheet
As of December 27, 2011

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$43,751	$6,566	$—	$50,317
Receivables, net of allowances	—	50,072	2,635	—	52,707
Inventories	—	13,212	1,451	—	14,663
Prepaids and other assets	—	7,908	3,421	—	11,329
Deferred tax assets	—	7,146	55	—	7,201
Total current assets	—	122,089	14,128	—	136,217
Investments	—	13,816	—	—	13,816
Property and equipment, net	—	1,119,025	125,781	—	1,244,806
Notes receivable, net of allowances	—	746	235	—	981
Goodwill	—	264,959	—	—	264,959
Intangibles, net	—	41,141	1,134	—	42,275
Investment in subsidiaries	241,538	—	—	(241,538)	—
Intercompany receivables	659,349	—	62,862	(722,211)	—
Other assets	14,083	14,977	360	—	29,420
TOTAL ASSETS	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	3,100	7,971	2,219	—	13,290
Membership initiation deposits - current portion	—	41,479	28,391	—	69,870
Accounts payable	36	23,174	816	—	24,026
Accrued expenses	7,874	26,741	464	—	35,079
Accrued taxes	(216)	10,434	4,488	—	14,706
Other liabilities	—	49,343	3,456	—	52,799
Total current liabilities	10,794	159,142	39,834	—	209,770
Intercompany payables	—	653,162	69,049	(722,211)	—
Long-term debt	719,575	15,935	36,762	—	772,272
Membership initiation deposits	—	152,116	51,426	—	203,542
Deferred tax liability	(2,584)	221,105	3,592	—	222,113
Other liabilities	—	121,061	5,307	—	126,368
Total liabilities	727,785	1,322,521	205,970	(722,211)	1,534,065
Commitments and contingencies (See Note 16)

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	213,310	233,347	—	(233,347)	213,310
Accumulated other comprehensive loss	(2,562)	(21)	(2,541)	2,562	(2,562)
Retained (deficit) earnings	(23,564)	14,463	(3,710)	(10,753)	(23,564)
Total stockholders’ equity (deficit):	187,185	247,789	(6,251)	(241,538)	187,185
Noncontrolling interests in consolidated subsidiaries and variable interest entities	—	6,443	4,781	—	11,224
Total equity (deficit)	187,185	254,232	(1,470)	(241,538)	198,409
TOTAL LIABILITIES AND EQUITY	$914,970	$1,576,753	$204,500	$(963,749)	$1,732,474

Consolidating Condensed Statements of Cash Flows
For the Fiscal Year Ended December 25, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(5,718)	100,391	$2,264	$—	96,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(50,148)	(4,060)	—	(54,208)
Acquisitions of clubs	—	(3,570)	—	—	(3,570)
Proceeds from dispositions	—	7,896	106	—	8,002
Proceeds from insurance	—	2,228	—	—	2,228
Net change in restricted cash and capital reserve funds	—	230	—	—	230
Net intercompany transactions	9,616	—	—	(9,616)	—
Net cash provided by (used in) investing activities	9,616	(43,364)	(3,954)	(9,616)	(47,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,100)	(9,449)	(2,281)	—	(14,830)
Purchase of interest rate cap agreement	(48)	—	(9)	—	(57)
Debt issuance and modification costs	(750)	—	(167)	—	(917)
Distribution to noncontrolling interests	—	—	(942)	—	(942)
Proceeds from new membership initiation deposits	—	774	77	—	851
Repayments of membership initiation deposits	—	(2,347)	(669)	—	(3,016)
Net intercompany transactions	—	(11,912)	2,296	9,616	—
Net cash used in financing activities	(3,898)	(22,934)	(1,695)	9,616	(18,911)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	826	—	826
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	34,093	(2,559)	—	31,534
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	43,751	6,566	—	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$77,844	$4,007	$—	$81,851

Consolidating Condensed Statements of Cash Flows
For the Fiscal Year Ended December 27, 2011

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,485)	66,234	$10,925	$—	74,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(45,375)	(2,565)	—	(47,940)
Acquisitions of clubs	—	(22,756)	—	—	(22,756)
Proceeds from dispositions	—	339	212	—	551
Net change in restricted cash and capital reserve funds	—	(158)	(124)	—	(282)
Return of capital in equity investments	—	486	—	—	486
Net intercompany transactions	6,977	—	—	(6,977)	—
Net cash provided by (used in) investing activities	6,977	(67,464)	(2,477)	(6,977)	(69,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,325)	(8,901)	(1,658)	—	(12,884)
Debt issuance and modification costs	(2,167)	—	(109)	—	(2,276)
Contribution from owners	—	3,197	—	—	3,197
Proceeds from new membership initiation deposits	—	383	40	—	423
Repayments of membership initiation deposits	—	(293)	(65)	—	(358)
Net intercompany transactions	—	(1,399)	(5,578)	6,977	—
Net cash used in financing activities	(4,492)	(7,013)	(7,370)	6,977	(11,898)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	951	—	951
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(8,243)	2,029	—	(6,214)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	51,994	4,537	—	56,531
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$43,751	$6,566	$—	$50,317

Consolidating Condensed Statements of Cash Flows
For the Fiscal Year Ended December 28, 2010

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,625	125,286	$15,497	$—	148,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(41,302)	(1,557)	—	(42,859)
Acquisitions of clubs	—	—	(7,443)	—	(7,443)
Proceeds from dispositions	—	3,346	11	—	3,357
Proceeds from insurance	—	2,530	—	—	2,530
Net change in restricted cash and capital reserve funds	—	9,200	4,416	—	13,616
Proceeds from notes receivable	—	14,000	—	—	14,000
Net intercompany transactions	(976,126)	—	—	976,126	—
Net cash used in investing activities	(976,126)	(12,226)	(4,573)	976,126	(16,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(905,602)	(1,168)	—	(906,770)
Proceeds from new debt borrowings	725,000	1,071	4,000	—	730,071
Repayments of Revolver	—	(105,305)	—	—	(105,305)
Purchase of interest rate cap agreement	(208)	—	—	—	(208)
Sale of interest rate cap agreement	—	150	—	—	150
Debt issuance and modification costs	(16,819)	—	—	—	(16,819)
Contribution from owners	260,528	—	—	—	260,528
Distribution to noncontrolling interests	—	—	(416)	—	(416)
Distribution to KSL affiliates attributable to the ClubCorp Formation	—	(110,537)	—	73,490	(37,047)
Change in membership initiation deposits	—	1,325	155	—	1,480
Net intercompany transactions	—	990,987	(14,861)	(976,126)	—
Net cash provided by (used in) financing activities	968,501	(127,911)	(12,290)	(902,636)	(74,336)
CASH FLOWS FROM DISCONTINUED NON-CORE ENTITIES:
Net cash used in operating activities of discontinued Non-Core Entities	—	—	(7,951)	—	(7,951)
Net cash used in investing activities of discontinued Non-Core Entities	—	—	(6,614)	—	(6,614)
Net cash provided by (used in) financing activities of discontinued Non-Core Entities	—	—	14,169	(73,490)	(59,321)
Net cash used in discontinued Non-Core Entities	—	—	(396)	(73,490)	(73,886)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(820)	—	(820)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(14,851)	(2,582)	—	(17,433)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	66,845	7,119	—	73,964
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$51,994	$4,537	$—	$56,531

18. RELATED PARTY TRANSACTIONS

During 2009, we recorded a note receivable due in 2012 of $14.0 million from the sale of a business, sports and alumni club to an affiliate of KSL. The note was repaid in June 2010. We realized $0.5 million in interest related to this note in the fiscal year ended December 28, 2010.

We have entered into a management agreement with an affiliate of KSL, pursuant to which we are provided financial and management consulting services in exchange for an annual fee of $1.0 million. In the event of a future financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. No such fee was required in connection with the ClubCorp Formation in 2010. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010 we paid the affiliate of KSL approximately $1.0 million, $1.0 million and $1.0 million, respectively, in management fees.

In 2010, investment vehicles managed by affiliates of KSL contributed $260.5 million as equity capital to ClubCorp.

During the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010 we paid $0.2 million, $0.3 million and $0.0 million, respectively, to affiliates of KSL for consulting services and private party events. During the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010 we paid $0.6 million, $0.9 million and $0.0 million to Non-Core Entities for private party events. In addition, during the fiscal year ended December 25, 2012 we received $0.2 million from an affiliate of KSL for taxes paid on their behalf.

As of December 25, 2012 we had receivables of $0.2 million and payables of $0.2 million and as of December 27, 2011, we had receivables of $0.2 million, for outstanding advances from golf and business club ventures in which we have an equity method investment.  We recorded $0.6 million, $0.6 million and $0.5 million in the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010 respectively, in management fees from these ventures. As of December 25, 2012 and December 27, 2011, we had a receivable of $1.9 million and $1.9 million, respectively, for volume rebates from the supplier firm in which we have an equity method investment. See Note 5.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. We recognized and collected $0.2 million, $0.2 million and $0.4 million during the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively, in revenue associated with these arrangements.

We hold an equity method investment in Avendra, LLC, a purchasing cooperative of hospitality companies. Transactions with Avendra, LLC are described in Note 5.

The Company joins in the filing of a consolidated federal income tax return with Holdings, whereby we remit our federal income taxes through Holdings. See Notes 10 and 13.

Transactions with related parties prior to and during the ClubCorp Formation are described in Notes 1 and 2.

19. QUARTERLY RESULTS OF OPERATIONS (unaudited)

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

	For the sixteen weeks ended	For the twelve weeks ended
2012	December 25, 2012	September 4, 2012	June 12, 2012	March 20, 2012
Total revenues	$239,185	$179,997	$186,056	$149,706
Direct and selling, general and administrative expenses	221,472	163,555	164,549	142,919
Loss from continuing operations	(2,463)	(1,687)	(1,691)	(9,535)
Net loss	(2,804)	(12,237)	(1,670)	(9,582)
Net loss attributable to ClubCorp	(2,918)	(12,252)	(1,837)	(9,569)

	For the sixteen weeks ended	For the twelve weeks ended
2011	December 27, 2011	September 6, 2011	June 14, 2011	March 22, 2011
Total revenues	$226,967	$173,370	$176,438	$143,187
Direct and selling, general and administrative expenses	220,591	167,318	161,924	140,984
Loss from continuing operations	(12,002)	(9,296)	(2,626)	(10,716)
Net loss	(12,383)	(9,198)	(2,461)	(10,856)
Net loss attributable to ClubCorp	(12,550)	(9,345)	(2,763)	(10,815)

20. SUBSEQUENT EVENTS

On December 26, 2012, we declared a cash dividend of $35.0 million to the owners of our common stock. This dividend was paid on December 27, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Included in this Form 10-K are certifications of our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of Exchange Act) as of December 25, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 25, 2012.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2012

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III — OTHER INFORMATION

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of March 11, 2013:

Name	Age	Position
Eric L. Affeldt	55	President, Chief Executive Officer and Director
Curtis D. McClellan	45	Chief Financial Officer and Treasurer
Mark A. Burnett	48	Executive Vice President of Golf & Country Clubs
David B. Woodyard	55	Executive Vice President of Business & Sports Clubs
James K. Walters	50	Executive Vice President of Sales & Revenue
Blake S. Walker	48	Chief Acquisitions and Development Officer
Daniel T. Tilley	50	Chief Information Officer and Executive Vice President
Ingrid J. Keiser	52	General Counsel, Secretary and Executive Vice President of People Strategy
Martin J. Newburger	40	Director
Eric C. Resnick	40	Director
Michael S. Shannon	54	Chairman of the Board and Director
Steven S. Siegel	50	Director
Bryan J. Traficanti	41	Director

Eric L. Affeldt has served as our Chief Executive Officer since December 2006 and as a director since 2006. Prior to joining us, he served as a principal of KSL Capital Partners, LLC. Mr. Affeldt also previously served as president and chief executive officer of KSL Fairways Golf Corporation from January 1995 to June 1998, vice president and general manager of Doral Golf Resort and Spa in Miami and the combined PGA West and La Quinta Resort and Club in California from June 1998 to June 2000 and was a founding partner of KSL Recreation Corporation. In addition, Mr. Affeldt was president of General Aviation Holdings, Inc. from January 2000 to March 2005. He is currently a national vice president of the Muscular Dystrophy Association, a member of the World Presidents' Organization, and also serves on the board of directors and as the non-executive chairman for Cedar Fair LP. He holds a B.A. in political science and religion from Claremont McKenna College. As a member of the Board of Directors, Mr. Affeldt contributes his knowledge of the resort and recreation industry, as well substantial experience developing corporate strategy and assessing emerging industry trends and business operations. Mr. Affeldt also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Curtis D. McClellan has served as our Chief Financial Officer and Treasurer since November 2008. Prior to that he served as vice president of finance and controller for FedEx Office and Print Services, Inc. from March 2003 to November 2008. Mr. McClellan has worked in a number of retail-oriented, multi-store companies, including Digital Generation Systems, Inc. from January 2002 to March 2003, GroceryWorks.com, LLC from May 2000 to December 2001, and Randall's Food Markets, Inc. from March 1991 to May 2000. He currently serves on the board of managers for Avendra, LLC. Mr. McClellan holds a B.S in accounting from Abilene Christian University and is a Certified Public Accountant.

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

Blake S. Walker has served as our Chief Acquisitions and Development Officer since January 2010. He previously served as a co-founder and partner of Pegasus Golf Partners, LLC from December 2002 to December 2009. Prior to that, he served as our vice president of new business from May 1999 to May 2000 and as our senior vice president of new business from June 2000 to November 2002. Mr. Walker’s past experience also includes serving as director of acquisitions at KSL Fairways Golf Corporation from October 1993 to May 1999. Mr. Walker holds a B.A. from Southern Methodist University and currently serves as an advisory board member at the Southern Methodist University Cox School of Business. Mr. Walker's employment with us will terminate on April 2, 2013.

Daniel T. Tilley has served as our Chief Information Officer and Executive Vice President since May 2007. Prior to joining us, he served at BrightStar Golf Group, LLC, where he was a founding member of the management team and his roles included both chief information officer and chief financial officer from December 2004 to May 2007, as well as serving as a consultant from November 2003 to December 2004. Mr. Tilley's past experience also includes serving as vice president of finance and chief information officer at Spectrum Clubs, Inc. from September 1999 to January 2003. He also served as chief information officer with both Cobblestone Golf Group, Inc. from April 1998 to June 1999 and KSL Fairways Golf Corporation from July 1993 to April 1998. Mr. Tilley holds a B.S. in computer science and mathematics from the University of Pittsburgh.

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

Martin J. Newburger has served as a director since 2006. He became a partner of KSL Capital Partners, LLC in December 2012, having previously served as a principal since July, 2006. Prior to joining KSL, Mr. Newburger was a director at Citigroup, focusing on lodging and leisure investment banking clients, from 2005 to 2006. He was a director at Deutsche Bank, with a similar client focus, from 1998 to 2005. He holds a B.A. from the University of Pennsylvania. As a member of the Board of Directors, Mr. Newburger contributes his financial expertise gained from advising clients on various capital markets transactions. Mr. Newburger also brings his insight into the proper functioning of corporate boards of directors gained through his years with Western Athletic Clubs as well as his time advising corporate clients on mergers and acquisitions as an investment banker.

Eric C. Resnick has served as a director since 2006. He became a managing director of KSL Capital Partners, LLC upon its founding in 2005. Prior to that, he served as founder and chief financial officer of KSL Resorts from 2004 to 2005.  Mr. Resnick also previously served as chief financial officer of KSL Recreation Corporation from 2001 to 2004. His past career experience also includes serving at Vail Resorts, Inc. from 1996 to 2001, where his roles included vice president, strategic planning and investor relations and corporate treasurer, as well as serving as a consultant with McKinsey and Company. He currently serves on the board of directors of Whistler Blackcomb Holdings Inc. He holds a B.A. in mathematics and economics from Cornell University. As a member of the Board of Directors, Mr. Resnick contributes his financial expertise and draws on his years of experience in the resort and recreation industry. Mr. Resnick also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Michael S. Shannon has served as a director since 2006. He has served as a managing director of KSL Capital Partners, LLC since its founding in 2005. He previously served as co-founder and chief executive officer of KSL Resorts from 2004 to 2005, and served as founder, president and chief executive officer of KSL Recreation Corporation from 1992 to 2004. Prior to establishing KSL Recreation, he served as president and chief executive officer of Vail Associates, Inc. from 1986 to 1992. He holds a Bachelor of Business Administration from the University of Wisconsin and a Master of Management in accounting and finance from Northwestern University's Kellogg School of Management. As a member of the Board of Directors, Mr. Shannon contributes his knowledge of the resort and recreation industry, as well substantial experience developing corporate strategy and assessing emerging industry trends and business operations. Mr. Shannon also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

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

Bryan J. Traficanti has served as a director since 2012. Since 2006, he has served as a portfolio manager at KSL Capital Partners, LLC. Mr. Traficanti's portfolio companies have included the Company since its acquisition by affiliates of KSL. Prior to that, he served as Vice President of Asset Management at Destination Hotels & Resorts from 2004 to 2006. From 2001 to 2004, Mr. Traficanti served as a Director of Finance for KSL Resorts, and from 1998 to 2001, he worked in Strategic Planning and Investor Relations at Vail Resorts. Prior to that, he served in public accounting at KPMG Peat Marwick from 1994 to 1998. He holds a Bachelors Degree from the State University of New York at Albany and is a Certified Public Accountant. As a member of the Board of Directors, Mr. Traficanti contributes his financial and accounting expertise and draws on his years of experience in the resort and recreation industry.

Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Board of Directors

Our Company's board of directors (the “Board”) currently consists of six members. Our bylaws permit our Board to establish by resolution the authorized number of directors, and six directors are currently authorized.

Committees of the Board of Directors

Our Board has established an audit committee. Our audit committee is currently comprised of Messrs. Newburger, Siegel and Traficanti, each of whom is a non-employee member of our board of directors. Mr. Traficanti was appointed as the chairperson of our audit committee in fiscal year 2012.

Compensation Committee Interlocks and Insider Participation

Our Board does not have a compensation committee. The Board has performed the functions of a typical compensation committee with input from our President and Chief Executive Officer, Mr. Affeldt, and our General Counsel, Secretary and Executive Vice President of People Strategy, Ms. Keiser. None of our executive officers has served as a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of our company.

Director Compensation

None of our directors, including our employee director, received any compensation from us for service on the Board.

Director Independence

Our Board has determined that none of our directors qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by our Board for determining the independence of our directors. Our Board is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

For the fiscal year ended December 25, 2012, the following individuals were our Named Executive Officers (or NEOs):

•	Eric L. Affeldt, our President and Chief Executive Officer

•	Curtis D. McClellan, our Chief Financial Officer and Treasurer

•	Mark A. Burnett, our Executive Vice President of Golf & Country Clubs

•	Blake S. Walker, our Chief Acquisitions and Development Officer (employment will terminate on April 2, 2013)

•	James K. Walters, our Executive Vice President of Sales & Revenue

Overview of Compensation Policies and Objectives

As a privately-held company, we have not had a formal compensation committee and, instead, have been operating under the direction of our Board. The Board has performed the functions of a typical compensation committee, with input from Mr. Affeldt, our President and Chief Executive Officer (hereafter, “Chief Executive Officer”), and Ms. Keiser, our General Counsel, Secretary and Executive Vice President of People Strategy (hereafter, “EVP of People Strategy”). The Board has historically made and will continue to make compensation decisions in relation to the compensation of our NEOs, following consideration of recommendations from our Chief Executive Officer and EVP of People Strategy.

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

Compensation Decision-Making

We have relied, and will continue to rely, on our judgment in making compensation decisions after reviewing our performance, including our short- and long-term strategies, current economic and market conditions, and carefully evaluating an executive's performance during the year against established goals, leadership qualities, operational performance, business responsibilities, the executive's career with us, current compensation arrangements and long-term potential to enhance enterprise value. Our main objective in establishing compensation arrangements has been and will be to set criteria that are consistent with our business strategies. Generally, in evaluating performance, we have and will continue to review the following criteria:

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

Historically, we have offered a mix of guaranteed and performance-based compensation to our NEOs. We attempt to achieve an appropriate mix between these two types of compensation, as well as an appropriate balance between cash and equity-based compensation. We do not have formal policies relating to the allocation of total compensation among the various elements of compensation which we provide. Our current compensation structure is designed to be competitive with companies with whom we compete for executive talent and to be fair and equitable to us, our executives and our equity holders. We believe that our current compensation package matches the expectations of our executives, helps reward them for performance in the short-term and induces them to contribute to the creation of enterprise value over the long-term.

Role of our Chief Executive Officer in Compensation Decisions

All compensation decisions for our NEOs have been determined by our Board, with input from our Chief Executive Officer and our EVP of People Strategy. In this regard, our Chief Executive Officer will continue to consult with senior executives in all areas of our organization, review the performance of our NEOs and provide annual recommendations for individual management objectives and compensation levels for our NEOs to the Board. Our Chief Executive Officer's compensation package is reviewed and approved by the Board after receiving input from him on his own compensation.

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

Elements of Our Executive Compensation Program

Historically, and for fiscal year 2012, our executive compensation program consisted of the following elements:

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

Base Salary

The annual base salaries of our NEOs are set with the objective of attracting and retaining highly-qualified individuals for the relevant positions and rewarding individual performance. When negotiating salary levels in connection with hiring an executive, and also when subsequently adjusting individual executive salary levels, we consider salary ranges for comparable positions at companies in our industry, the executive's responsibilities, experience, potential, individual performance and contribution to our business; however, none of these factors are subject to any specific performance targets, nor given a specific weighting in the compensation decision-making process. We also consider other factors such as the unique skills of our NEOs, demand in the labor market and succession planning. We do not engage consultants to conduct any salary surveys or undertake any formal peer group analysis for purposes of determining the compensation of our NEOs.

As of December 25, 2012, the annual base salaries payable to our NEOs were as follows:

Eric L. Affeldt	$500,000
Curtis D. McClellan	$310,000
Mark A. Burnett	$365,000
Blake S. Walker	$300,000
James K. Walters	$310,000

Based on a review of our NEOs' base salaries for fiscal year 2012, we decided to increase the annual base salaries for Mr. Burnett from $350,000 to $365,000 effective December 28, 2011, and Mr. Walters from $300,000 to $310,000 effective as of December 28, 2011, based on the level of their responsibilities with us and consideration of the general compensation levels for similar positions within our industry. None of the other NEOs received a salary adjustment in fiscal year 2012.

Annual Cash Bonuses

Each of our NEOs is eligible to earn an annual cash bonus up to an amount equal to a specified percentage of such NEO's salary (see “—Executive Employment Agreements,” below). Our overall financial performance generally determines what percentage, if any, of a NEO's annual target bonus will be paid out. For fiscal year 2012, the Board established a formal bonus program with a minimum Adjusted EBITDA threshold that must be attained before any bonuses may be paid. Even though the minimum pre-established Adjusted EBITDA threshold for fiscal year 2012 was attained, the Board determined in its sole discretion what bonus awards were to be paid under the program. Specifically, discretionary bonuses in respect of fiscal year 2012 bonus program were paid as follows:

Eric L. Affeldt	$100,000
Curtis D. McClellan	$90,000
Mark A. Burnett	$135,000
James K. Walters	$90,000

Mr. Walker was paid a discretionary bonus of $35,000 for his role in and contribution to the acquisition of the Hartefeld Golf Club in Avondale, Pennsylvania and an additional discretionary bonus of $90,000 due to the first year performance of the three Long Island, New York area properties (as Mr. Walker played a key role in our acquisition of such properties), resulting in a total bonus of $125,000 for fiscal year 2012.

The bonus potential for our NEOs for fiscal year 2013 remains unchanged from their bonus potential for fiscal year 2012. Although the Board intends to establish a minimum Adjusted EBITDA threshold that must be attained before any bonuses may be paid, our bonus program for our NEOs for fiscal year 2013 remains discretionary. Assuming the minimum pre-established Adjusted EBITDA threshold for fiscal year 2013 is established and attained, the Board will determine, in its sole discretion, what bonus awards, if any, will be paid under the program.

For purposes of the fiscal year 2012 and 2013 bonus programs, “Adjusted EBITDA” means earnings before interest, taxes, depreciation and amortization, but excluding certain items such as impairments and write-offs, changes in interest rate cap agreements, gains or losses due to discontinued or divested operations and non-recurring or other similar events. The Adjusted EBITDA threshold may be adjusted by the Board from time to time for unusual or non-recurring events.

Long-Term Incentive Plan

In fiscal year 2011, we adopted a long-term cash incentive plan (“LTIP”) pursuant to which participants, including our NEOs, are eligible to earn a cash award at the end of a three-year period, based on our achieving or exceeding a threshold Adjusted EBITDA performance goal for fiscal year 2013. The Adjusted EBITDA performance goal for fiscal year 2013 is defined in a substantially similar manner as for our fiscal year 2012 and 2013 bonus programs, as discussed above, and will be measured following the completion of fiscal year 2013.

Our NEOs are eligible to receive a maximum cash payment under the LTIP in the amounts set forth below based upon their position and base salary, subject to each executive's continued employment with us on the date of payment of the cash award:

Named Executive Officer	Maximum Payout in FY 2014
Eric L. Affeldt	$700,000
Curtis D. McClellan	$310,000
Mark A. Burnett	$400,000
Blake S. Walker	$300,000
James K. Walters	$300,000

The actual payout, if any, will be determined by the Board in its sole discretion. Mr. Walker will forfeit his eligibility to receive any payment under the LTIP when his employment terminates on April 2, 2013.

Equity-Based Awards

We believe that successful performance over the long term is aided by the use of equity-based awards which create an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business.  Equity-based awards also allow for a portion of our executive compensation to be "at-risk" and directly tied to the performance of our business.

Converted Units of Fillmore

In 2007, the Management Profits Interest Program (“MPI”) was established under the terms of the Amended and Restated Limited Liability Company Agreement of Fillmore (as amended, the “LLC Agreement”), to provide our employees, including our executives, as well as our directors and consultants, with incentives to align their interests with the interests of our Sponsor, whose affiliates' hold a majority interest in us.

Our NEOs were granted awards of Class B units under the MPI, which constituted grants of time-vesting non-voting profits interests in Fillmore that entitled them to participate in the appreciation in the value of Fillmore above an applicable threshold and to thereby share in our future profits. The grant of equity-based awards to our NEOs in the form of Class B units was intended to encourage the creation of long-term value for our equity holders by helping to align the interests of our NEOs with those of our indirect equity holders and promote employee retention and ownership, all of which serve our overall compensation objectives. The amount of the equity-based awards granted to an NEO was determined by taking into consideration each NEO's position and responsibilities, overall individual performance, and our strategic goals, financial condition and performance, although none of these factors were given any specific weighting. The grants of time-vesting Class B unit awards were intended to incentivize our NEOs to drive long-term growth and value appreciation. Assuming an NEO remained employed on each applicable vesting date, all of the Class B units were scheduled to vest as to 40% on the second anniversary of the grant date, with the remainder of the award vesting in 20% increments on the following three anniversaries of the grant date.

In connection with the ClubCorp Formation (as defined in Note 2 of Item 8 "Financial Statements and Supplementary Data" included in this Form 10-K), Fillmore converted all of the outstanding Class B unit awards, including the Class B units held by our NEOs, into Class A units (the “Converted Units”) on the basis of an exchange ratio that took into account the number of Class B units granted, the applicable threshold value applicable to such units and the value of the distributions that the participant would have been entitled to receive had Fillmore been liquidated on November 30, 2010 in accordance with the terms of the distribution “waterfall” set forth in the LLC Agreement. Any Converted Units that were not vested at the time of the conversion will continue to vest in accordance with the original vesting schedule applicable to such units. All Converted Units also continue to be subject to the terms and conditions of the LLC Agreement, as further amended and restated as of November 30, 2010 (the “Second Amended LLC Agreement”). No Class B units were awarded to our NEOs in fiscal year 2012.

 Class C Units of Fillmore

In connection with the ClubCorp Formation, Fillmore adopted a new management profits interest program under the Second Amended LLC Agreement for our executives, employees, directors and consultants that is structured in a similar manner as the MPI described above and is designed to achieve the same objectives as the MPI. In fiscal year 2011, Fillmore issued awards of Class C units, under the terms of the Second Amended LLC Agreement. Class C units are time-vesting, non-voting profits interests in Fillmore that entitle our NEOs to participate in the appreciation in the value of Fillmore above an applicable threshold and to thereby share in Fillmore's future profits. The number of Class C units issued to our NEOs in fiscal year 2011 is listed in the table below:

Named Executive Officer	Number of Class C Units
Eric L. Affeldt	1,300
Curtis D. McClellan	675
Mark A. Burnett	800
Blake S. Walker	750
James K. Walters	675

The Class C unit awards vest in four equal annual installments, with the first 25% vesting on December 31, 2011, and each additional 25% vesting on each of the following three anniversaries of December 31, 2011. No Class C units were awarded to our NEOs in fiscal year 2012. Mr. Walker will forfeit his Class C units when his employment terminates on April 2, 2013.

Restricted Stock Units Awarded under Holding's 2012 Stock Award Plan

On March 15, 2012, ClubCorp Holdings, Inc. (“Holdings”), one of our indirect parent companies, adopted the ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Holdings Stock Plan”) to serve our objective to attract and retain key personnel and to provide a means for our employees, including our NEOs, as well as our directors and consultants, to acquire and maintain an interest in us, which interest may be measured by reference to the value of the common stock of Holdings.

The Holdings Stock Plan has a term of ten years after which no further awards may be granted, and provides for an aggregate amount of no more than 50,000 shares of Holdings common stock to be available for awards. Holdings' board of directors, or its delegate, will be authorized to award restricted stock unit awards, non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, stock bonus awards, dividend equivalents, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Holdings' board of directors, or its delegate, will have the authority to determine the terms and conditions of any agreements evidencing any awards granted under the Holdings Stock Plan, including the time or times at which the awards may be exercised or become vested and whether and under what circumstances an award may be exercised or become vested. Unless provided otherwise in the award agreement, restricted stock units will vest in four equal installments on each of the first four anniversaries of the grant date and Holdings' board of directors, or its delegate, may provide for the acceleration of the unvested units in the event of a Change of Control (as such term is defined in the Holdings Stock Plan). Unless provided otherwise in the award agreement, unvested units will be forfeited if the participant terminates employment or service prior to the applicable anniversary vesting date.

On April 1, 2012, Holdings' board of directors granted awards of restricted stock units (“RSUs”) to our NEOs under the terms of the Holdings Stock Plan, as listed in the table below:

Named Executive Officer	Number of Restricted Stock Units
Eric L. Affeldt	5,601
Curtis D. McClellan	617
Mark A. Burnett	3,361
Blake S. Walker	617
James K. Walters	617

The RSUs awarded to our NEOs vest based upon the satisfaction of both the passage of time and a liquidity condition. The initial vesting event is a liquidity condition that is satisfied upon the first to occur of the following dates: (i) the date of a

Change of Control, (ii) the date that is six months following the effective date of an initial public offering of Holdings or any of its direct or indirect parent companies (an “IPO”) or (iii) March 15th of the year following the year in which an IPO occurs. Whether or not a NEO is still employed with us on the date of an initial vesting event, the number of RSUs that vest on such initial vesting event is determined by the product obtained by multiplying the total number of RSUs granted to such NEO by a fraction, the numerator of which is the number of anniversaries that have elapsed from the vesting commencement date set forth in the RSU award agreement to the date the NEO is no longer employed by us and the denominator of which is three. If the NEO is employed by us on the date of an initial vesting event, then with respect to the RSUs that have not vested as of such initial vesting date, such RSUs will continue to vest at the rate of one-third per year on each anniversary of the vesting commencement date. Holding's board of directors granted larger RSU awards to each of Messrs. Affeldt and Burnett in recognition of their level of responsibility for our entire business and in order to make a larger portion of their annual compensation both be "at risk" and directly tied to the performance of our business. Mr. Walker will forfeit his unvested RSUs when his employment terminates on April 2, 2013.

Severance and Change in Control Benefits

We do not have a formal severance policy and, as a general matter, do not provide contractual severance protections to our NEOs. However, we have from time to time agreed to provide contractual severance protections pursuant to arm's-length negotiations of an executive officer's employment arrangement with us. In general, severance payments and benefits are intended to ease the consequences of an unexpected or involuntary termination of employment within the first two years of employment and to give an executive an opportunity to find new employment. Typically, the severance benefit ranges from six months to two years of base salary if the executive is terminated by us without cause within the first two years of employment. Rights to severance expire following two years of employment as we expect that the executive will have fully transitioned into his or her new role such that severance protection will no longer be appropriate after the expiration of the two-year severance protection period.

In addition, we may also enter into severance agreements with a terminating executive from time to time which agreements have in the past provided for severance benefits consisting of continued payment of base salary and continued club membership privileges for a period of time following termination of employment.

We do not generally provide change of control benefits to our executives and none of our NEOs currently have a right to receive severance upon termination for any reason; however, if Mr. Walters' Converted Units have not fully vested at the time of an “Approved Sale” or "Total Disposition” (as such terms are defined in the Second Amended LLC Agreement) of KSL's affiliates' investment in us, other than by means of an initial public offering, then Mr. Walters will be entitled to severance equal to one year of his base salary and any earned bonus (net of the value of his vested Converted Units at such time); provided that no such severance shall be payable if the value of his vested Converted Units at such time is equal to or greater than the value of such severance.

Health Benefits

We offer group health insurance coverage to all of our full-time employees. Because our employees, including our executive officers, are not eligible to participate in our group health plans for the first six months of their employment, we generally provide any executive who commences employment with us with a lump sum payment (plus a tax gross-up) equal to the difference between what the executive would have paid for health benefits under our plans and the executives' out-of-pocket costs for COBRA coverage under such executive's former employer's plan for a period of six months.

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

Perquisites

We typically compensate our executive officers in cash and equity rather than with perquisites, and do not view perquisites as a significant element of our total compensation structure. However, pursuant to our executive relocation policy, we typically reimburse executive officers who are required to relocate in connection with the commencement of their employment with us. We also reimbursed expenses incurred by Mr. Walters for commuting in fiscal year 2012 from his primary residence in Wisconsin to our office in Dallas, Texas, including a tax gross-up on the amount of such expenses. In addition, we pay premiums pursuant to a life insurance policy on the life of Mr. Affeldt, which provides a death benefit to Mr. Affeldt's beneficiaries in the amount of $2 million.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our NEOs for services provided to us during fiscal years 2011 and 2012:

Name and Position	Year	Salary	Bonus		Stock Awards(3)	All Other Compensation		Total
Eric L. Affeldt	2012	$500,000	$100,000	(1)	$2,500,269	$6,445	(4)	$3,106,714
Chief Executive Officer and President	2011	$490,865	$70,000		$—	$6,445		$567,310

Curtis D. McClellan	2012	$310,000	$90,000	(1)	$275,427	$—		$675,427
Chief Financial Officer and Treasurer	2011	$301,731	$70,000		$—	$16,976		$388,707

Mark A. Burnett	2012	$365,000	$135,000	(1)	$1,500,340	$—		$2,000,340
Executive Vice President, Operations Golf & Country Club	2011	$342,308	$70,000		$—	$—		$412,308

Blake S. Walker	2012	$300,000	$125,000	(2)	$275,427	$—		$700,427
Chief Acquisitions and Development Officer (6)	2011	$294,231	$175,000		$—	$—		$469,231

James K. Walters	2012	$300,000	$90,000	(1)	$275,427	$10,000	(5)	$675,427
Executive Vice President, Sales & Revenue	2011	$294,231	$70,000		$—	$25,676		$389,907
_________________________

(1)	Represents the discretionary bonus paid to each of Messrs. Affeldt, McClellan, Burnett and Walters in respect of fiscal year 2012.

(2)
Represents a discretionary bonus paid to Mr. Walker in connection with his role in and contribution to our acquisition of Hartefeld Golf Club in Avondale, Pennsylvania, and an additional discretionary bonus in connection with the first year performance of the three country club properties in the Long Island area of New York, which were acquired with Mr. Walker's assistance in fiscal year 2011.

(3)
Represents the grant date fair value of RSUs granted under the Holdings Stock Plan as of April 1, 2012 to each of Messrs. Affeldt, McClellan, Burnett, Walker and Walters, as determined in accordance with GAAP. See Note of the notes to our consolidated financial statements for fiscal year 2012 included in this Form 10-K for our accounting policy concerning equity-based awards. The unvested RSUs held by Mr. Walker will be forfeited when his employment terminates on April 2, 2013.

(4)	Represents a payment of (i) $4,740 as reimbursement for a premium paid by Mr. Affeldt pursuant to his life insurance policy; (ii) $1,705 as a tax gross-up on the amount of the premium.

(5)	Represents a reimbursement of Mr. Walters' expenses incurred in commuting from his primary residence in Wisconsin to our office in Dallas, Texas.

(6)	Mr. Walker's employment with us will terminate on April 2, 2013.

Grants of Plan-Based Awards in Fiscal Year 2012

The following table provides supplemental information relating to awards of RSUs made to our NEOs during fiscal year 2012. No Class B units or Class C units were granted to NEOs in fiscal year 2012.

		All Other Stock Awards:
Name	Grant Date	Number of Restricted Stock Units #(1)	Grant date fair value of Restricted Stock Units awards ($)(2)
Eric L. Affeldt	April 1, 2012	5,601	$2,500,269
Curtis D. McClellan	April 1, 2012	617	$275,427
Mark A. Burnett	April 1, 2012	3,361	$1,500,340
Blake S. Walker	April 1, 2012	617	$275,427
James K. Walters	April 1, 2012	617	$275,427
_________________________

(1)
No RSUs will vest until the first to occur of the following dates: (i) the date of a Change of Control, (ii) the date that is six months following the effective date of an IPO or (iii) March 15th of the year following the year in which an IPO occurs. Whether or not a NEO is still employed with us on the date of an initial vesting event, the number of RSUs that vest on such initial vesting event is determined by the product obtained by multiplying the total number of RSUs granted to such NEO by a fraction, the numerator of which is the number of anniversaries that have elapsed from the vesting commencement date to the date the NEO is no longer employed by us and the denominator of which is three. If the NEO is employed by us on the date of an initial vesting event, then with respect to the RSUs that have not vested as of such initial vesting date, such RSUs will continue to vest at the rate of one-third per year on each anniversary of the vesting commencement date. The unvested RSUs held by Mr. Walker will be forfeited when his employment terminates on April 2, 2013.

(2)
The amount shown represents the grant date fair value of restricted stock units granted under the Holdings Stock Plan as of April 1, 2012, as determined in accordance with GAAP. See Note of the notes to our consolidated financial statements for fiscal year 2012 included in this Form 10-K for our accounting policy concerning equity-based awards.

Outstanding Equity Awards at December 25, 2012

The following table provides information regarding outstanding equity awards held by our NEOs as of December 25, 2012:

	All Other Stock Awards
Name	Number of Converted Units that have not vested (#)(1)	Fair value of Converted Units that have not vested ($)(2)	Number of Class C units that have not vested (#)(3)	Fair value of Class C units that have not vested ($)(4)	Number of RSUs that have not vested (#)(5)	Fair value of RSUs that have not vested ($)(6)
Eric L. Affeldt	—	$—	975.00	$326,549.58	5,601	$2,784,858.33
Curtis D. McClellan	25.45	$28,736.42	506.25	$169,554.59	617	$306,776.93
Mark A. Burnett	—	$—	600.00	$200,953.59	3,361	$1,671,113.88
Blake S. Walker	—	$—	562.50	$188,393.99	617	$306,776.93
James K. Walters	25.45	$28,736.42	506.25	$169,554.59	617	$306,776.93
_________________________

(1)	Converted Units vest over a five year period commencing on November 15, 2008 for Mr. McClellan and July 9, 2008 for Mr. Walters.

(2)	Reflects the fair market value of a Class A unit as of December 25, 2012, which was determined by the board of directors of Fillmore to be $1,129.04.

(3)
Class C unit awards vest in four equal annual installments, with the first 25% vesting on December 31, 2011, and each additional 25% vesting on each of the following three anniversaries of December 31, 2011. The Class C units held by Mr. Walker will be forfeited when his employment terminates on April 2, 2013.

(4)	Reflects the fair market value of a Class C unit as of December 25, 2012, which was determined by the board of directors of Fillmore to be $334.92.

(5)
The RSUs will vest as is described in footnote (1) under Grants of Plan-Based Awards in Fiscal Year 2012. The unvested RSUs held by Mr. Walker will be forfeited when his employment terminates on April 2, 2013.

(6)	Reflects the fair market value of a share of Holdings common stock as of December 25, 2012, which was determined by the board of directors of Holdings to be $497.21.

Equity Awards Vested in Fiscal Year 2012

No RSUs vested in fiscal year 2012. The following table provides information regarding the vesting of Converted Units and Class C units during fiscal year 2012:

	Stock Awards
Name	Number of Converted Units acquired on vesting (#)	Value realized ($)(1)	Number of Class C units acquired on vesting (#)	Value realized ($)(2)
Eric L. Affeldt	—	$—	325.00	$25,499.52
Curtis D. McClellan	25.45	$28,474.99	168.75	$13,240.13
Mark A. Burnett	—	$—	200.00	$15,692.01
Blake S. Walker	—	$—	187.50	$14,711.26
James K. Walters	25.45	$27,644.04	168.75	$13,240.13
_________________________

(1)
Reflects the fair market value of a Class A unit as of November 17, 2012 for Mr. McClellan and July 9, 2012 for Mr. Walters, which was determined by the board of directors of Fillmore to be $1,118.86 and $1,086.21, respectively, multiplied by the number of Converted Units vesting on such dates.

(2)
Reflects the fair market value of a Class C unit as of December 31, 2011, which was determined by the board of directors of Fillmore to be $78.46, multiplied by the number of Class C units vesting on such date.

Executive Employment Agreements

Eric L. Affeldt

We entered into a new employment agreement with Mr. Affeldt, effective as of March 1, 2011, pursuant to which he continues to serve as our President and Chief Executive Officer, and as a member of our Board. Mr. Affeldt's initial base salary was set at $500,000. Mr. Affeldt is eligible to earn a discretionary annual bonus of up to 100% of his current base salary.

On April 11, 2011, Mr. Affeldt was awarded 1,300 Class C units under the terms of the Second Amended LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested as of December 31, 2011.

On April 1, 2012, Mr. Affeldt was awarded 5,601 RSUs under the terms of the Holdings Stock Plan. No RSUs will vest until the first to occur of the following dates: (i) the date of a Change of Control, (ii) the date that is six months following the effective date of an IPO, or (iii) March 15th of the year following the year in which an IPO occurs. Whether or not Mr. Affeldt is still employed with us on the date of an initial vesting event, the number of RSUs that vest on such initial vesting event is determined by the product obtained by multiplying 5,601 by a fraction, the numerator of which is the number of anniversaries that have elapsed from the vesting commencement date to the date Mr. Affeldt is no longer employed by us and the denominator of which is three. If Mr. Affeldt is employed by us on the date of an initial vesting event, then with respect to the RSUs that have not vested as of such initial vesting date, such RSUs will continue to vest at the rate of one-third per year on each anniversary of the vesting commencement date.

Prior to joining us as President and Chief Executive Officer, Mr. Affeldt was a principal in KSL Capital Partners, LLC. Previously, Mr. Affeldt was compensated solely by a KSL affiliate, which compensation package included a pro-rata share in the carried interest payable to certain KSL affiliates on account of profits earned by the Sponsor from its affiliates' investments in us, among other companies. Mr. Affeldt retained a portion of such total carried interest from such KSL's affiliates' investment, which interest remains subject to the same terms and conditions as if Mr. Affeldt had remained a principal in our Sponsor, except that continued vesting of the carried interest is subject to Mr. Affeldt's continued employment with us.

Curtis D. McClellan

We entered into an employment agreement with Mr. McClellan, effective as of November 24, 2008, pursuant to which he commenced serving as our Chief Financial Officer and Treasurer. Mr. McClellan's initial base salary was set at $280,000. Mr. McClellan was initially eligible to earn a discretionary annual bonus of up to 50% of his base salary, which percentage was increased to 70% in 2011.

Pursuant to the terms of the MPI, Mr. McClellan had received 500 Class B unit awards which vest over a five year period (commencing on November 15, 2008). In connection with the ClubCorp Formation, we converted Mr. McClellan's Class B units into Class A units. As of December 25, 2012, Mr. McClellan held a total of 226.03 Class A units (including 25.45 unvested units).

On April 11, 2011, Mr. McClellan was awarded 675 Class C units under the terms of the Second Amended LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested as of December 31, 2011.

On April 1, 2012, Mr. McClellan was awarded 617 RSUs under the terms of the Holdings Stock Plan, which vest upon the same terms and conditions as the RSUs granted to Mr. Affeldt.

Mark A. Burnett

We entered into an employment agreement with Mr. Burnett, effective as of December 1, 2006, pursuant to which he commenced serving as our Executive Vice President of Golf and Country Club Operations. Mr. Burnett's initial base salary was set at $300,000. Mr. Burnett is eligible to earn a discretionary annual bonus of up to 100% of his current base salary.

On April 11, 2011, Mr. Burnett was awarded 800 Class C units under the terms of the Second Amended LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested as of December 31, 2011.

 On April 1, 2012, Mr. Burnett was awarded 3,361 RSUs under the terms of the Holdings Stock Plan, which vest upon the same terms and conditions as the RSUs granted to Mr. Affeldt.

Blake S. Walker

We entered into an employment agreement with Mr. Walker, effective as of December 21, 2009, pursuant to which he commenced serving as our Chief Acquisitions and Development Officer. Mr. Walker's initial base salary was set at $300,000 per year. Mr. Walker is eligible to earn a discretionary performance bonus based on his overall performance and on the successful acquisition of golf and country clubs and other assets. Mr. Walker's employment will terminate on April 2, 2013.

On April 11, 2011, Mr. Walker was awarded 750 Class C units under the terms of the Second Amended LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested as of December 31, 2011. The Class C units will be forfeited when Mr. Walker's employment terminates.

On April 1, 2012, Mr. Walker was awarded 617 RSUs under the terms of the Holdings Stock Plan, which would have vested upon the same terms and conditions as the RSUs granted to Mr. Affeldt. The unvested RSUs will be forfeited when Mr. Walker's employment terminates.

James K. Walters

We entered into an employment agreement with Mr. Walters, effective as of May 6, 2008, pursuant to which he commenced serving as our Executive Vice President of Sales & Marketing. Since January 2010, Mr. Walters has served as our Executive Vice President of Sales & Revenue. Mr. Walters' initial base salary was set at $300,000. Mr. Walters is eligible to earn a discretionary annual bonus of up to 75% of his current base salary.

Pursuant to the terms of the MPI, Mr. Walters had received 500 Class B unit awards which vest over a five year period (commencing on July 9, 2008). In connection with the ClubCorp Formation, we converted Mr. Walters' Class B units into Class A units. As of December 25, 2012, Mr. Walters held a total of 226.03 Class A units (including 24.45 unvested units).

On April 11, 2011, Mr. Walters was awarded 675 Class C units under the terms of the Second Amended LLC Agreement, which vest in four equal annual installments, with the first 25% installment having vested as of December 31, 2011.

 On April 1, 2012, Mr. Walters was awarded 617 RSUs under the terms of the Holdings Stock Plan, which vest upon the same terms and conditions as the RSUs granted to Mr. Affeldt.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

We are a wholly-owned subsidiary of Fillmore CCA Investment, LLC (“Fillmore”), which indirectly owns all of our issued and outstanding capital stock. All of Fillmore's issued and outstanding equity interests are owned by Fillmore CCA Holdings I, LLC (“Fillmore LLC”) and certain members of our management. Fillmore LLC is owned by investment funds affiliated with KSL Capital Partners, LLC (“KSL”). KSL is able to control all actions by the board of directors of Fillmore by virtue of their being able to appoint a majority of such directors.

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

The following table sets forth as of March 11, 2013 certain information regarding the beneficial ownership of the equity securities of Fillmore by each person who beneficially owns more than five percent of Fillmore's equity interests, and by the directors and executive officers of us and Fillmore, individually, and by the directors and executive officers of us and Fillmore as a group. Unless otherwise specified, each beneficial owner has sole voting power and sole investment power over the LLC units indicated. Unless otherwise specified, the address of each beneficial owner is c/o ClubCorp Club Operations, Inc., 3030 LBJ Freeway, Suite 600, Dallas, Texas 75234.

	LLC Units Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
5% Unitholders
Affiliates of KSL(1)	425,756.01	97.34%
Directors and Executive Officers
Eric L. Affeldt	4,076.22	*
Curtis D. McClellan	200.58	*
Mark A. Burnett	1,510.08	*
David B. Woodyard	628.17	*
James K. Walters	200.58	*
Blake S. Walker	—	—
Daniel T. Tilley	314.09	*
Ingrid J. Keiser	274.79	*
Martin J. Newburger(1)	—	—
Eric C. Resnick(1)	425,756.01	97.34%
Michael S. Shannon(1)	425,756.01	97.34%
Steven S. Siegel(1)	—	—
Bryan J. Traficanti (1)	—	—
All directors and officers as a group (11 individuals)	432,960.52	98.99%
 _________________________
*    less than 1%

(1)
100% of such units are owned by Fillmore CCA Holdings I, LLC. Fillmore CCA Holdings I, LLC is 5.066% owned by Fillmore CCA (Alternative), L.P., 9.234% owned by Fillmore CCA Supplemental TE (Alternative), L.P., 12.580% owned by Fillmore CCA TE (Alternative), L.P., 12.735% owned by Fillmore CCA TE-A (Alternative), L.P., 1.219% owned by KSL Capital Partners II FF, L.P., 6.688% owned by KSL Capital Partners Supplemental II, L.P., 5.914% owned by KSL CCA 2010 Co-Invest 2, L.P., 36.723% owned by KSL CCA 2010 Co-Invest, L.P., 3.690% owned by KSL CCA Co-Invest 2, L.P. and 6.151% owned by KSL CCA Co-Invest, L.P (collectively, the “KSL Investors”). KSL Capital Partners II GP, LLC is the sole general partner of Fillmore CCA (Alternative), L.P., Fillmore CCA TE (Alternative), L.P., Fillmore CCA TE-A (Alternative), L.P. and KSL Capital Partners II FF, L.P. KSL Capital Partners Supplemental II GP, LLC is the sole general partner of Fillmore CCA Supplemental TE (Alternative), L.P. and KSL Capital Partners Supplemental II, L.P. KSL Capital Partners II Co-Invest GP, LLC is the sole general partner of KSL CCA 2010 Co-Invest 2, L.P., KSL CCA 2010 Co-Invest, L.P., KSL CCA Co-Invest 2, L.P. and KSL CCA Co-Invest, L.P. The investment decisions of each of KSL Capital Partners II GP, LLC, KSL Capital Partners Supplemental II GP, LLC and KSL Capital Partners II Co-Invest GP, LLC (collectively, the “KSL General Partners,” and together with the KSL Investors, the “KSL Funds”) are made by its respective investment committee, which exercises voting and dispositive power over the units indirectly owned by the KSL General Partners. The investment committee of each of the KSL General Partners consists of Craig W. Henrich, Peter R. McDermott, Martin J. Newburger, Eric C. Resnick, Michael S. Shannon, Bernard N. Siegel, Steven S. Siegel and Richard A. Weissman, John A. Ege and Coley J. Brenan. A decision of each investment committee is determined by the affirmative vote of a majority of the members of such committee, which majority must include Messrs. Shannon and Resnick. Messrs. Henrich, McDermott, Newburger, Resnick, Shannon, B. Siegel, S. Siegel, Weissman, Ege and Brenan disclaim beneficial ownership of these units except to the extent of their individual pecuniary interest in these entities. The address for each KSL Fund and Messrs. Henrich, McDermott, Newburger, Resnick, Shannon, Siegel, Siegel, Weissman, Ege and Brenan is c/o KSL Capital Partners, LLC, 100 Fillmore Street, Suite 600, Denver, Colorado 80206.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

We have entered into a management agreement with an affiliate of KSL, pursuant to which we are provided financial and management consulting services in exchange for an annual fee of $1 million. In the event of a future financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders' maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. No such fee was required in connection with the ClubCorp Formation in 2010. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. As of December 25, 2012, we have paid aggregate fees of $7.8 million pursuant to the management agreement since it was entered into.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm's Fees

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of ClubCorp's annual financial statements for each of fiscal 2012 and 2011, and fees billed for other services rendered by Deloitte & Touche LLP.

	2012	2011
	(in thousands)
Audit Fees	$1,490	$1,800	(1)
Tax Fees (2)	292	960

(1) Audit Fees in fiscal 2011 consists principally of fees for the audit of our 2011 annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q for 2011 and audit services provided in connection with the filing of our Form S-4 in 2011.
(2) Tax Fees consist principally of tax compliance and tax planning fees.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. 1. Financial Statements

The following consolidated financial statements of the Company, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this 10-K:

A. 2. Financial Statement Schedules

The information required by Schedule II - Valuation and Qualifying Accounts is provided in Notes 3 and 13 to the consolidated financial statements included elsewhere herein.

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
4.3
First Supplemental Indenture, dated as of September 22, 2011, among ClubCorp CGCC, Inc., ClubCorp Hartefeld, Inc., ClubCorp Ridge Club, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on September 23, 2011)

4.4
Second Supplemental Indenture, dated as of January 5, 2012, among CCFL, Inc., CCCA, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 9, 2012)

4.5
Third Supplemental Indenture, dated as of January 16, 2013, among ClubCorp NV I, LLC, a Nevada limited liability company; ClubCorp NV II, LLC, a Nevada limited liability company; ClubCorp NV III, LLC, a Nevada limited liability company; ClubCorp NV IV, LLC, a Nevada limited liability company; and ClubCorp NV V, LLC, a Nevada limited liability company and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

10.1
Offer letter dated as of March 1, 2011 between ClubCorp USA, Inc. and Eric L. Affeldt (Incorporated by reference to Exhibit 10.1 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †

10.2
Offer letter dated as of October 30, 2008 between ClubCorp USA, Inc. and Curtis D. McClellan (Incorporated by reference to Exhibit 10.2 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †

10.3
Offer letter dated as of December 4, 2006 between ClubCorp USA, Inc. and Mark A. Burnett (Incorporated by reference to Exhibit 10.3 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †

10.4
Offer letter dated as of December 21, 2009 between ClubCorp USA, Inc. and Blake S. Walker (Incorporated by reference to Exhibit 10.4 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †

10.5	Offer letter dated as of May 6, 2008 between ClubCorp USA, Inc. and James K. Walters (Incorporated by reference to Exhibit 10.5 on Form 10-K filed by ClubCorp Club Operations, Inc. on March 26, 2012)
10.6	2011 Incentive Plan (Incorporated by reference to Exhibit 10.6 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †
10.7	Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011) †
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

10.11	ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.11 on Form 10-K filed by ClubCorp Club Operations, Inc. on March 26, 2012)
10.12
Form of Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.12 on Form 10-K filed by ClubCorp Club Operations, Inc. on March 26, 2012)

10.13	2012 Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed by ClubCorp Club Operations, Inc. on October 15, 2012) †
10.14
Amendment No. 1, dated as of November 16, 2012, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on November 16, 2012)

10.15
Joinder Agreement, dated as of January 16, 2013, by and between ClubCorp NV I, LLC, a Nevada limited liability company; ClubCorp NV II, LLC, a Nevada limited liability company; ClubCorp NV III, LLC, a Nevada limited liability company; ClubCorp NV IV, LLC, a Nevada limited liability company; and ClubCorp NV V, LLC, a Nevada limited liability company and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

10.16
Pledge Amendment, dated as of January 16, 2013, by and between ClubCorp USA, Inc. and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

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
101
The following information from the Company's Year End Report on Form 10-K for the fiscal year ended December 25, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated statements of operations and comprehensive income (loss) as of December 25, 2012, December 27, 2011 and December 28, 2010; (ii) Consolidated balance sheets as of December 25, 2012 and December 27, 2011; (iii) Consolidated statements of cash flows as of December 25, 2012, December 27, 2011 and December 28, 2010; (iv) Consolidated statements of changes in equity as of December 25, 2012, December 27, 2011 and December 28, 2010 and (v) Notes to the consolidated financial statements.**

 ______________________________

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

CLUBCORP CLUB OPERATIONS, INC.

Date: March 22, 2013	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)