Form 10-Q
period 2013-03-19
ClubCorp Club Operations, Inc.
filed 2013-04-25
CIK 1515382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 19, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant’s shares of common stock are not traded on an exchange or in any public market.  As of March 19, 2013, the number of the shares outstanding of the registrant’s common stock was 1,000.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Twelve Weeks Ended March 19, 2013 and March 20, 2012

(In thousands of dollars)

	Twelve Weeks Ended
	March 19, 2013	March 20, 2012
REVENUES:
Club operations	$114,338	$110,877
Food and beverage	39,916	38,121
Other revenues	806	708
Total revenues	155,060	149,706

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	104,182	101,023
Cost of food and beverage sales exclusive of depreciation	13,868	12,943
Depreciation and amortization	16,155	18,603
Provision for doubtful accounts	710	742
Loss (gain) on disposals of assets	1,219	(624)
Equity in earnings from unconsolidated ventures	(217)	(319)
Selling, general and administrative	9,908	10,550
OPERATING INCOME	9,235	6,788

Interest and investment income	75	23
Interest expense	(19,335)	(19,901)
Other income	—	865
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,025)	(12,225)
INCOME TAX (EXPENSE) BENEFIT	(291)	2,703
LOSS FROM CONTINUING OPERATIONS	(10,316)	(9,522)
Loss from discontinued clubs, net of income tax benefit of $0 and $32 for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively	(5)	(60)
NET LOSS	(10,321)	(9,582)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	41	13
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(10,280)	$(9,569)

NET LOSS	(10,321)	(9,582)
Foreign currency translation, net of tax	1,082	2,454
OTHER COMPREHENSIVE INCOME	1,082	2,454
COMPREHENSIVE LOSS	(9,239)	(7,128)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	41	13
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(9,198)	$(7,115)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of March 19, 2013 and December 25, 2012

(In thousands of dollars, except share and per share amounts)

	March 19, 2013	December 25, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,085	$81,851
Receivables, net of allowances of $2,929 and $2,626 at March 19, 2013 and December 25, 2012, respectively	54,137	51,580
Inventories	15,603	14,361
Prepaids and other assets	12,414	12,199
Deferred tax assets	8,076	8,076
Total current assets	150,315	168,067
Investments	9,861	11,166
Property and equipment, net (includes $9,729 and $9,870 related to VIEs at March 19, 2013 and December 25, 2012, respectively)	1,218,186	1,223,539
Notes receivable, net of allowances of $525 and $563 at March 19, 2013 and December 25, 2012, respectively	3,517	3,183
Goodwill	258,459	258,459
Intangibles, net	31,299	31,958
Other assets	22,956	23,224
TOTAL ASSETS	$1,694,593	$1,719,596

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$24,171	$24,988
Membership initiation deposits - current portion	96,904	91,398
Accounts payable	21,951	27,441
Accrued expenses	42,552	35,989
Accrued taxes	22,298	16,637
Other liabilities	70,407	52,915
Total current liabilities	278,283	249,368
Long-term debt (includes $1,494 and $1,571 related to VIEs at March 19, 2013 and December 25, 2012, respectively)	755,661	756,532
Membership initiation deposits	201,468	202,630
Deferred tax liability	201,711	208,993
Other liabilities	128,645	129,009
Total liabilities	1,565,768	1,546,532
Commitments and contingencies (See Note 13)

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at March 19, 2013 and December 25, 2012	1	1
Additional paid-in capital	178,310	213,310
Accumulated other comprehensive income (loss)	410	(672)
Retained deficit	(60,420)	(50,140)
Total stockholders’ equity	118,301	162,499
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,524	10,565
Total equity	128,825	173,064
TOTAL LIABILITIES AND EQUITY	$1,694,593	$1,719,596

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twelve Weeks Ended March 19, 2013 and March 20, 2012

 (In thousands of dollars)

	Twelve Weeks Ended
	March 19, 2013	March 20, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,321)	$(9,582)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	15,496	16,449
Amortization and depletion	659	2,281
Bad debt expense	712	773
Equity in earnings from unconsolidated ventures	(217)	(319)
Distribution from investment in unconsolidated ventures	762	—
Loss (gain) on disposals of assets	1,215	(528)
Amortization of debt issuance costs	522	457
Accretion of discount on member deposits	4,618	4,649
Amortization of surface rights bonus revenue	—	(865)
Amortization of above and below market rent intangibles	62	58
Net change in deferred tax assets and liabilities	(7,282)	(7,100)
Net change in prepaid expenses and other assets	(1,948)	(1,296)
Net change in receivables and membership notes	(2,982)	2,134
Net change in accounts payable and accrued liabilities	584	1,791
Net change in other current liabilities	22,967	18,856
Net change in other long-term liabilities	(927)	(1,088)
Net cash provided by operating activities	23,920	26,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,862)	(6,506)
Proceeds from dispositions	32	7
Proceeds from insurance	—	1,978
Net change in restricted cash and capital reserve funds	(43)	(105)
Return of capital in equity investments	760	—
Net cash used in investing activities	(7,113)	(4,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,524)	(3,870)
Distribution to owners	(35,000)	—
Proceeds from new membership initiation deposits	94	243
Repayments of membership initiation deposits	(256)	(97)
Net cash used in financing activities	(38,686)	(3,724)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	113	103
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,766)	18,423
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,851	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$60,085	$68,740

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twelve Weeks Ended March 19, 2013 and March 20, 2012

(In thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - December 27, 2011	$198,409	$1	$213,310	$(2,562)	$(23,564)	$11,224
Net loss	(9,582)	—	—	—	(9,569)	(13)
Other comprehensive income	2,454	—	—	2,454	—	—
BALANCE - March 20, 2012	$191,281	$1	$213,310	$(108)	$(33,133)	$11,211

BALANCE - December 25, 2012	$173,064	$1	$213,310	$(672)	$(50,140)	$10,565
Distributions to owners	(35,000)	—	(35,000)	—	—	—
Net loss	(10,321)	—	—	—	(10,280)	(41)
Other comprehensive income	1,082	—	—	1,082	—	—
BALANCE - March 19, 2013	$128,825	$1	$178,310	$410	$(60,420)	$10,524

 See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, unless otherwise indicated)

1. ORGANIZATION

ClubCorp Club Operations, Inc. (“ClubCorp”) is a holding company that was formed on November 30, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”) for the purpose of operating and managing golf, country, business, sports and alumni clubs. ClubCorp has two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. ClubCorp is a wholly owned subsidiary of CCA Club Operations Holdings, LLC (“Parent”), which is a wholly owned subsidiary of ClubCorp Holdings, Inc. (“Holdings”), which is wholly owned by Fillmore CCA Investment, LLC (“Fillmore”). ClubCorp, together with its subsidiaries, may be referred to as “we,” “us,” “our,” or the “Company,” and is principally owned by Holdings which is owned by affiliates of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated condensed financial statements reflect the consolidated operations of ClubCorp, its subsidiaries and certain variable interest entities (“VIEs”). The consolidated condensed financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the United States, or “GAAP.” All intercompany accounts have been eliminated.

The accompanying consolidated condensed financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ClubCorp Club Operations, Inc. for the year ended December 25, 2012.

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

The majority of membership initiation deposits sold are not refundable until a fixed number of years (generally 30) after the date of acceptance of a member. We recognize revenue related to membership initiation deposits over the expected life of an active membership which is approximately six years for golf and country club memberships and approximately four years for business, sports and alumni club memberships. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within club operations revenue on the consolidated condensed statements of operations, on a straight-line basis over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated condensed balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our incremental borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership initiation fees sold are not refundable and are deferred and recognized within club operations revenue on the consolidated condensed statements of operations, on a straight line basis over the expected life of an active membership.

Membership initiation fees and deposits recognized within club operations revenue on the consolidated condensed statements of operations was $3.9 million and $3.4 million, for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively.

Notes Receivable, Net of Allowances—Notes receivable reflect amounts due from our financing of membership initiation fees and deposits and typically range from one to six years in original maturity. We recognize interest income as earned and provide an allowance for doubtful accounts. This allowance is based on factors including the historical trends of write-offs and recoveries, the financial strength of the member and projected economic and market conditions.

Foreign Currency—The functional currency of our entities located outside the United States of America is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at year-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the twelve weeks ended March 19, 2013 and March 20, 2012. Realized foreign currency transaction gains and losses are reflected in the consolidated condensed statements of operations and comprehensive income (loss) in club operating costs.

Income Taxes -We recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively. Our adoption of this ASU in the first quarter of 2013 did not materially change the presentation of our consolidated condensed financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 (“ASU 2013-04”), Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed as the Reporting Date. ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on our consolidated condensed financial statements.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these VIEs is financed through a loan payable of $1.2 million collateralized by assets of the entity totaling $4.0 million as of March 19, 2013. The other VIEs are financed through advances from us. Outstanding advances as of March 19, 2013 total $3.4 million compared to recorded assets of $6.6 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated condensed balance sheets as of March 19, 2013 and December 25, 2012, net of intercompany amounts:

	March 19, 2013	December 25, 2012
Current assets	$885	$858
Fixed assets, net	9,729	9,870
Total assets	$10,614	$10,728

Current liabilities	$1,043	$1,024
Long-term debt	1,494	1,571
Other liabilities	585	594
Noncontrolling interest	6,174	6,260
Company capital	1,318	1,279
Total liabilities and equity	$10,614	$10,728

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $10.6 million and $10.7 million at March 19, 2013 and December 25, 2012, respectively.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.3 million at each of March 19, 2013 and December 25, 2012, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations.

Additionally, we have one equity method investment of 10.2% of Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $8.1 million and $9.4 million at March 19, 2013 and December 25, 2012, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received volume rebates totaling $0.0 million and $0.3 million during the twelve weeks ended March 19, 2013 and March 20, 2012, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $7.6 million and $8.0 million at March 19, 2013 and December 25, 2012, respectively.

Our equity in net income from the investment described in the preceding paragraph is shown below:

	Twelve Weeks Ended
	March 19, 2013	March 20, 2012
ClubCorp's equity in net income, excluding amortization	$705	$783
Amortization	(463)	(463)
ClubCorp's equity in net income	$242	$320

5. FAIR VALUE

GAAP establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1—unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company;

Level 2—inputs that are observable in the marketplace other than those inputs classified as Level 1; and

Level 3—inputs that are unobservable in the marketplace and significant to the valuation.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of March 19, 2013 and December 25, 2012:

	March 19, 2013		December 25, 2012
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2	$718,800	$770,156	$719,575	$765,744
Level 3	37,321	37,321	37,790	37,790
Total	$756,121	$807,477	$757,365	$803,534

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

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of March 19, 2013 and December 25, 2012.

6. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at March 19, 2013 and December 25, 2012:

	March 19, 2013	December 25, 2012
Land and non-depreciable land improvements	$531,497	$531,265
Depreciable land improvements	326,164	325,688
Buildings and recreational facilities	402,156	401,607
Machinery and equipment	167,835	164,005
Leasehold improvements	85,251	84,444
Furniture and fixtures	65,586	64,960
Construction in progress	4,664	2,912
	1,583,153	1,574,881
Accumulated depreciation	(364,967)	(351,342)
Total	$1,218,186	$1,223,539

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. No impairments were recorded during the twelve weeks ended March 19, 2013 or March 20, 2012.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at March 19, 2013 and December 25, 2012:

		March 19, 2013			December 25, 2012
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,850	$—	$24,850	$24,850	$—	$24,850
Liquor Licenses		3,886	—	3,886	3,886	—	3,886
Intangible assets with finite lives:
Member Relationships	7 years	19,068	(16,713)	2,355	19,068	(16,084)	2,984
Management Contracts	9 years	598	(437)	161	598	(421)	177
Other	7 years	426	(379)	47	426	(365)	61
Total		$48,828	$(17,529)	$31,299	$48,828	$(16,870)	$31,958

Goodwill		$258,459		$258,459	$258,459		$258,459

Intangible Assets—Intangible assets include trade names, liquor licenses and member relationships. Intangible asset amortization expense was $0.7 million and $2.3 million for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively.

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 25, 2012	$113,108	$145,351	$258,459
March 19, 2013	$113,108	$145,351	$258,459

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at March 19, 2013 and December 25, 2012:

	March 19, 2013	December 25, 2012
Accrued compensation	$21,739	$24,060
Accrued interest	13,611	4,957
Other accrued expenses	7,202	6,972
Total accrued expenses	$42,552	$35,989

Taxes payable other than federal income taxes	$21,907	$16,170
Federal income taxes payable to Holdings	391	467
Total accrued taxes	$22,298	$16,637

Advance deposits from members	$20,179	$12,489
Prepaid dues	21,562	11,916
Deferred membership revenues	16,729	16,519
Insurance reserves	8,659	8,659
Other current liabilities	3,278	3,332
Total other current liabilities	$70,407	$52,915

Other long-term liabilities consist of the following at March 19, 2013 and December 25, 2012:

	March 19, 2013	December 25, 2012
Uncertain tax positions	$53,828	$52,713
Deferred membership revenues	39,633	41,218
Casualty insurance loss reserves - long term portion	11,417	10,936
Above market lease intangibles	1,887	2,040
Deferred rent	19,013	19,127
Other	2,867	2,975
Total other long-term liabilities	$128,645	$129,009

9. DEBT AND CAPITAL LEASES

     General Electric Capital Corporation—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, we amended our loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of March 19, 2013, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

Long-term borrowings and lease commitments of the Company as of March 19, 2013 and December 25, 2012, are summarized below:

	March 19, 2013		December 25, 2012
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Unsecured Notes	$415,000	10.00%	$415,000	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	303,800	5.00%	304,575	5.00%	Greater of (i) 5.0% or (ii) an elected LIBOR + 3.75%	2016
Revolving Notes ($50,000 capacity)	—	6.00%	—	6.00%	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2015
Mortgage Loans
General Electric Capital Corporation	30,835	6.00%	30,992	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Atlantic Capital Bank	3,613	4.50%	3,653	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
Other notes	2,873	5.75% - 8.00%	3,145	5.75% - 8.00%	Fixed	Various

	756,121		757,365
Capital leases	23,711		24,155
	779,832		781,520
Less current portion	(24,171)		(24,988)
	$755,661		$756,532

The amount of long-term debt maturing in each of the five years subsequent to 2012 and thereafter is as follows:

Year	Debt	Capital Leases	Total
Remainder of 2013	$15,225	$6,674	$21,899
2014	3,374	7,644	11,018
2015	7,338	5,805	13,143
2016	284,966	2,836	287,802
2017	28,885	746	29,631
Thereafter	416,333	6	416,339
Total	$756,121	$23,711	$779,832

10. INCOME TAXES

The Company joins in the filing of a consolidated federal income tax return with Holdings, the Company's indirect parent. The Company records income taxes based on the separate return method determined as if the Company was not included in a consolidated return. Income taxes recorded by the Company are further adjusted to the extent losses or other deductions cannot be utilized in the consolidated federal income tax return. The Company files state tax returns on a separate company basis or unitary basis as required by law. Additionally, certain subsidiaries of the Company owned through lower tier joint ventures file separate tax returns for federal and state purposes.

The Company's effective income tax rate for the twelve weeks ended March 19, 2013 and March 20, 2012 was (2.9)% and 22.1%, respectively. For the twelve weeks ended March 19, 2013, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to changes in uncertain tax positions, state taxes and foreign taxes.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our annualized effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

The Company is currently undergoing an Internal Revenue Service audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. In addition, the Company is under audit in Mexico for the 2008 and 2009 tax years.

As of March 19, 2013 and December 25, 2012, the Company has recorded $53.8 million and $52.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, which are included in other liabilities in the consolidated condensed balance sheets.

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

We did not discontinue any clubs in the twelve weeks ended March 19, 2013 nor March 20, 2012.

There were no assets held for sale at March 19, 2013 nor December 25, 2012.

Discontinued Club Operations

Operations of the clubs that have been disposed of were reclassified to discontinued operations on the consolidated condensed statements of operations. Summarized financial information for these clubs is as follows:

	Twelve Weeks Ended
	March 19, 2013	March 20, 2012
Revenues	$—	$1,260
Operating expenses, excluding loss on disposals and impairments of assets	(9)	(1,221)
Gain (loss) on disposals and impairments of assets	4	(97)
Interest expense	—	(34)
Loss from discontinued club operations, before taxes	(5)	(92)
Income tax benefit	—	32
Net loss from discontinued clubs	$(5)	$(60)

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

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA differs from Adjusted EBITDA which is used in calculating the Company’s compliance with debt covenants.  The additional items that are adjusted to determine Segment EBITDA are:

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

The table below shows summarized financial information by segment for continuing operations for the twelve weeks ended March 19, 2013 and March 20, 2012:

	Twelve Weeks Ended
	March 19, 2013	March 20, 2012
Golf and Country Clubs
Revenues	$118,659	$114,178
Segment EBITDA	31,970	29,467

Business, Sports and Alumni Clubs
Revenues	$37,848	$37,142
Segment EBITDA	5,708	5,691

Other
Revenues	$(68)	$(66)
Segment EBITDA	(9,494)	(7,980)

Elimination of intersegment revenues	$(1,379)	$(1,548)

Total
Revenues	$155,060	$149,706
Segment EBITDA	28,184	27,178

	As of
Total Assets	March 19, 2013	December 25, 2012
Golf and Country Clubs	$1,228,856	$1,222,966
Business, Sports and Alumni Clubs	77,807	79,678
Other	387,930	416,952
Consolidated	$1,694,593	$1,719,596

The table below provides a reconciliation of our Segment EBITDA to net (loss) income before income taxes and discontinued operations for the twelve weeks ended March 19, 2013 and March 20, 2012:

	Twelve Weeks Ended
	March 19, 2013	March 20, 2012
Total Segment EBITDA	$28,184	$27,178
Interest and investment income	75	23
Interest expense	(19,335)	(19,901)
(Loss) gain on disposals	(1,219)	624
Depreciation and amortization	(16,155)	(18,603)
Foreign currency transaction loss	(75)	(135)
Severance payments	(21)	(128)
Management fees and expenses paid to an affiliate of KSL	(252)	(263)
Acquisition costs	(52)	(12)
Amortization of step-up in certain equity method investments	(463)	(473)
ClubCorp Formation costs	—	(74)
Long term incentive plan	(347)	(383)
Other	(365)	(78)
Loss from continuing operations before income taxes	$(10,025)	$(12,225)

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of March 19, 2013, we had capital commitments of $12.1 million at certain of our clubs.

We currently have sales and use tax audits and a federal tax audit of certain foreign subsidiaries in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

The Company is currently undergoing an Internal Revenue Service audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. Should the estimates and judgments used in the ClubCorp Formation prove to be inaccurate, our financial results could be materially affected.

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and we currently have a $1.9 million estimate included in accrued expenses on the consolidated condensed balance sheet as of March 19, 2013.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At March 19, 2013, we have $2.2 million recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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

We guarantee principal amounts on loans made by a third party to purchasers of certain real estate interests in case of default. These loans have remaining terms of approximately one to two years. The total principal amount outstanding on these loans as of March 19, 2013 is $0.3 million. ClubCorp is indemnified by affiliates of KSL from losses on these guarantees in the event of default. The fair value of the guarantees is immaterial.

We are joint and severally liable for certain pension funding liabilities associated with one of the resorts we sold in connection with the ClubCorp Formation. We have not accrued a liability, as we do not believe it is probable that claims will be made against ClubCorp. As of March 19, 2013, the unfunded obligation for such plan was approximately $10.3 million and no claims have been made against ClubCorp for funding. We have not agreed to pay, nor do we expect to pay, any amounts related to this plan.

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

Set forth below is the consolidating condensed financial information presenting the results of operations and comprehensive income, financial position and cash flows of ClubCorp Club Operations, Inc., the Guarantor Subsidiaries on a consolidated basis and the Non-Guarantor Subsidiaries on a consolidated basis, along with the eliminations necessary to arrive at the information for ClubCorp on a consolidated basis.

Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among ClubCorp Club Operations, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. For this presentation, investments in subsidiaries are accounted for using the equity method of accounting.

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Twelve Weeks Ended March 19, 2013

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$104,695	$10,028	$(385)	$114,338
Food and beverage	—	37,414	2,502	—	39,916
Other revenues	—	1,132	—	(326)	806
Total revenues	—	143,241	12,530	(711)	155,060

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	96,637	8,256	(711)	104,182
Cost of food and beverage sales exclusive of depreciation	—	12,927	941	—	13,868
Depreciation and amortization	—	14,883	1,272	—	16,155
Provision for doubtful accounts	—	682	28	—	710
Loss on disposals of assets	—	963	256	—	1,219
Equity in earnings from unconsolidated ventures	—	(217)	—	—	(217)
Selling, general and administrative	—	9,908	—	—	9,908
OPERATING INCOME	—	7,458	1,777	—	9,235

Interest and investment income	12,833	272	12	(13,042)	75
Interest expense	(13,861)	(16,553)	(1,963)	13,042	(19,335)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,028)	(8,823)	(174)	—	(10,025)
INCOME TAX BENEFIT (EXPENSE)	101	(245)	(147)	—	(291)
LOSS FROM CONTINUING OPERATIONS	(927)	(9,068)	(321)	—	(10,316)
Income (loss) from discontinued clubs, net of tax	—	10	(15)	—	(5)
Equity in net loss of subsidiaries	(9,353)	—	—	9,353	—
NET LOSS	(10,280)	(9,058)	(336)	9,353	(10,321)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	86	(45)	—	41
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(10,280)	$(8,972)	$(381)	$9,353	$(10,280)

NET LOSS	(10,280)	(9,058)	(336)	9,353	(10,321)
Foreign currency translation, net of tax	—	—	1,082	—	1,082
Equity in other comprehensive income of subsidiaries	1,082	—	—	(1,082)	—
OTHER COMPREHENSIVE INCOME	1,082	—	1,082	(1,082)	1,082
COMPREHENSIVE (LOSS) INCOME	(9,198)	(9,058)	746	8,271	(9,239)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	86	(45)	—	41
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(9,198)	$(8,972)	$701	$8,271	$(9,198)

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Twelve Weeks Ended March 20, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$101,598	$9,694	$(415)	$110,877
Food and beverage	—	35,837	2,284	—	38,121
Other revenues	—	992	—	(284)	708
Total revenues	—	138,427	11,978	(699)	149,706

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	93,923	7,799	(699)	101,023
Cost of food and beverage sales exclusive of depreciation	—	12,127	816	—	12,943
Depreciation and amortization	—	17,338	1,265	—	18,603
Provision for doubtful accounts	—	732	10	—	742
(Gain) loss on disposals of assets	—	(625)	1	—	(624)
Equity in earnings from unconsolidated ventures	—	(319)	—	—	(319)
Selling, general and administrative	—	10,550	—	—	10,550
OPERATING INCOME	—	4,701	2,087	—	6,788

Interest and investment income	12,833	229	3	(13,042)	23
Interest expense	(14,482)	(16,552)	(1,909)	13,042	(19,901)
Other income	—	865	—	—	865
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,649)	(10,757)	181	—	(12,225)
INCOME TAX BENEFIT (EXPENSE)	493	2,408	(198)	—	2,703
LOSS FROM CONTINUING OPERATIONS	(1,156)	(8,349)	(17)	—	(9,522)
Loss from discontinued clubs, net of tax	—	(59)	(1)	—	(60)
Equity in net loss of subsidiaries	(8,413)	—	—	8,413	—
NET LOSS	(9,569)	(8,408)	(18)	8,413	(9,582)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	80	(67)	—	13
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(9,569)	$(8,328)	$(85)	$8,413	$(9,569)

NET LOSS	(9,569)	(8,408)	(18)	8,413	(9,582)
Foreign currency translation, net of tax	—	—	2,454	—	2,454
Equity in other comprehensive income of subsidiaries	2,454	—	—	(2,454)	—
OTHER COMPREHENSIVE INCOME	2,454	—	2,454	(2,454)	2,454
COMPREHENSIVE (LOSS) INCOME	(7,115)	(8,408)	2,436	5,959	(7,128)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	80	(67)	—	13
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(7,115)	$(8,328)	$2,369	$5,959	$(7,115)

Consolidating Condensed Balance Sheet
As of March 19, 2013

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$53,934	$6,151	$—	$60,085
Receivables, net of allowances	2,613	51,076	3,061	(2,613)	54,137
Inventories	—	13,971	1,632	—	15,603
Prepaids and other assets	—	8,609	3,805	—	12,414
Deferred tax assets	—	8,031	45	—	8,076
Total current assets	2,613	135,621	14,694	(2,613)	150,315
Investments	—	9,861	—	—	9,861
Property and equipment, net	—	1,091,838	126,348	—	1,218,186
Notes receivable, net of allowances	—	3,080	437	—	3,517
Goodwill	—	258,459	—	—	258,459
Intangibles, net	—	30,662	637	—	31,299
Investment in subsidiaries	157,947	—	—	(157,947)	—
Intercompany receivables	677,179	—	56,128	(733,307)	—
Other assets	12,409	10,161	386	—	22,956
Long-term deferred tax asset	1,166	—	8,451	(9,617)	—
TOTAL ASSETS	$851,314	$1,539,682	$207,081	$(903,484)	$1,694,593

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,244	$7,976	$1,951	$—	$24,171
Membership initiation deposits - current portion	—	52,870	44,034	—	96,904
Accounts payable	—	21,162	789	—	21,951
Accrued expenses	13,488	28,425	639	—	42,552
Accrued taxes	585	18,739	5,587	(2,613)	22,298
Other liabilities	140	64,338	5,929	—	70,407
Total current liabilities	28,457	193,510	58,929	(2,613)	278,283
Intercompany payables	—	686,673	46,634	(733,307)	—
Long-term debt	704,556	15,820	35,285	—	755,661
Membership initiation deposits	—	155,173	46,295	—	201,468
Deferred tax liability	—	211,328	—	(9,617)	201,711
Other liabilities	—	123,051	5,594	—	128,645
Total liabilities	733,013	1,385,555	192,737	(745,537)	1,565,768

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	178,310	161,156	17,154	(178,310)	178,310
Accumulated other comprehensive income (loss)	410	(21)	431	(410)	410
Retained deficit	(60,420)	(13,180)	(7,593)	20,773	(60,420)
Total stockholders’ equity	118,301	147,955	9,992	(157,947)	118,301
Noncontrolling interests in consolidated subsidiaries and variable interest entities	—	6,172	4,352	—	10,524
Total equity	118,301	154,127	14,344	(157,947)	128,825
TOTAL LIABILITIES AND EQUITY	$851,314	$1,539,682	$207,081	$(903,484)	$1,694,593

Consolidating Condensed Balance Sheet
As of December 25, 2012

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$77,844	$4,007	$—	$81,851
Receivables, net of allowances	2,613	48,448	3,132	(2,613)	51,580
Inventories	—	12,911	1,450	—	14,361
Prepaids and other assets	—	8,169	4,030	—	12,199
Deferred tax assets	—	8,031	45	—	8,076
Total current assets	2,613	155,403	12,664	(2,613)	168,067
Investments	—	11,166	—	—	11,166
Property and equipment, net	—	1,097,558	125,981	—	1,223,539
Notes receivable, net of allowances	—	2,771	412	—	3,183
Goodwill	—	258,459	—	—	258,459
Intangibles, net	—	31,228	730	—	31,958
Investment in subsidiaries	201,218	—	—	(201,218)	—
Intercompany receivables	669,772	—	56,192	(725,964)	—
Other assets	12,917	9,903	404	—	23,224
Long-term deferred tax asset	480	—	7,384	(7,864)	—
TOTAL ASSETS	$887,000	$1,566,488	$203,767	$(937,659)	$1,719,596

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$15,080	$7,960	$1,948	$—	$24,988
Membership initiation deposits - current portion	—	50,757	40,641	—	91,398
Accounts payable	—	26,394	1,047	—	27,441
Accrued expenses	4,786	30,594	609	—	35,989
Accrued taxes	—	13,901	5,349	(2,613)	16,637
Other liabilities	140	48,656	4,119	—	52,915
Total current liabilities	20,006	178,262	53,713	(2,613)	249,368
Intercompany payables	—	678,509	47,455	(725,964)	—
Long-term debt	704,495	16,563	35,474	—	756,532
Membership initiation deposits	—	154,007	48,623	—	202,630
Deferred tax liability	—	216,857	—	(7,864)	208,993
Other liabilities	—	123,287	5,722	—	129,009
Total liabilities	724,501	1,367,485	190,987	(736,441)	1,546,532

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	213,310	196,156	17,154	(213,310)	213,310
Accumulated other comprehensive loss	(672)	(21)	(651)	672	(672)
Retained deficit	(50,140)	(3,390)	(8,030)	11,420	(50,140)
Total stockholders’ equity:	162,499	192,745	8,473	(201,218)	162,499
Noncontrolling interests in consolidated subsidiaries and variable interest entities	—	6,258	4,307	—	10,565
Total equity	162,499	199,003	12,780	(201,218)	173,064
TOTAL LIABILITIES AND EQUITY	$887,000	$1,566,488	$203,767	$(937,659)	$1,719,596

Consolidating Condensed Statements of Cash Flows
For the Twelve Weeks Ended March 19, 2013

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$8,182	12,726	$3,012	$—	23,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,389)	(473)	—	(7,862)
Proceeds from dispositions	—	32	—	—	32
Net change in restricted cash and capital reserve funds	—	(43)	—	—	(43)
Return of capital in equity investments	—	760	—	—	760
Net intercompany transactions	27,593	—	—	(27,593)	—
Net cash provided by (used in) investing activities	27,593	(6,640)	(473)	(27,593)	(7,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(775)	(2,243)	(506)	—	(3,524)
Distribution to owners	(35,000)	—	—	—	(35,000)
Proceeds from new membership initiation deposits	—	78	16	—	94
Repayments of membership initiation deposits	—	(177)	(79)	—	(256)
Net intercompany transactions	—	(27,654)	61	27,593	—
Net cash used in financing activities	(35,775)	(29,996)	(508)	27,593	(38,686)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	113	—	113
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(23,910)	2,144	—	(21,766)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	77,844	4,007	—	81,851
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$53,934	$6,151	$—	$60,085

Consolidating Condensed Statements of Cash Flows
For the Twelve Weeks Ended March 20, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,876	14,917	$3,877	$—	26,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,138)	(368)	—	(6,506)
Proceeds from dispositions	—	7	—	—	7
Proceeds from insurance	—	1,978	—	—	1,978
Net change in restricted cash and capital reserve funds	—	(105)	—	—	(105)
Net intercompany transactions	(7,101)	—	—	7,101	—
Net cash used in investing activities	(7,101)	(4,258)	(368)	7,101	(4,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(775)	(2,511)	(584)	—	(3,870)
Proceeds from new membership initiation deposits	—	226	17	—	243
Repayments of membership initiation deposits	—	(33)	(64)	—	(97)
Net intercompany transactions	—	8,460	(1,359)	(7,101)	—
Net cash (used in) provided by financing activities	(775)	6,142	(1,990)	(7,101)	(3,724)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	103	—	103
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	16,801	1,622	—	18,423
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	43,751	6,566	—	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$60,552	$8,188	$—	$68,740

15. RELATED PARTY TRANSACTIONS

We have entered into a management agreement with an affiliate of KSL, pursuant to which we are provided financial and management consulting services in exchange for an annual fee of $1.0 million. In the event of a future financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the twelve weeks ended March 19, 2013 and March 20, 2012 we paid the affiliate of KSL approximately $0.3 million and $0.3 million, respectively, in management fees.

During the twelve weeks ended March 19, 2013, we made a distribution to our owners of $35.0 million.

During the twelve weeks ended March 19, 2013 and March 20, 2012 we paid $0.1 million and $0.2 million, respectively, to affiliates of KSL for private party events. In addition, during the twelve weeks ended March 20, 2012 we received $0.1 million from an affiliate of KSL for taxes paid on their behalf.

As of March 19, 2013 we had receivables of $0.2 million and payables of $0.5 million and as of December 25, 2012, we had receivables of $0.2 million and payables of $0.2 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.1 million in the twelve weeks ended March 19, 2013 and March 20, 2012, respectively, in management fees from these ventures. As of March 19, 2013 and December 25, 2012, we had a receivable of $2.5 million and $1.9 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. During the twelve weeks ended March 19, 2013 and March 20, 2012, revenue associated with these arrangements was not material.

The Company joins in the filing of a consolidated federal income tax return with Holdings, whereby we remit our federal income taxes through Holdings. See Notes 10 and 13.

16. SUBSEQUENT EVENTS

On March 28, 2013, we made a required principal prepayment of $11.1 million on our term loan facility based on the excess cash flow requirements of our secured credit facilities (“Secured Credit Facilities”).

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the consolidated condensed financial statements and related notes included in this quarterly report and in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K (“2012 Annual Report”).

Forward-Looking Statements

All statements (other than statements of historical facts) in this quarterly report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the use of terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “plan,”, “predict,” “project,” “potential,” “continue” and other similar expressions or the negatives of such expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

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

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business; and

•	other factors detailed herein and in our 2012 Annual Report on Form 10-K for the year ended December 25, 2012 filed with the Securities and Exchange Commission (“SEC”).

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require us to do so.

Overview

We are one of the largest owners and operators of private golf, country, business, sports and alumni clubs in North America, with a network of clubs that includes over 145,000 memberships and 350,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. As of March 19, 2013, we owned or operated 102 golf and country clubs and 49 business, sports and alumni clubs in 23 states, the District of Columbia and two foreign countries.

Factors Affecting our Business

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These programs take a proactive approach to getting current and newly enrolled members involved in activities and groups that go beyond their physical club, in addition to granting discounts on meals and other items in order to increase their familiarity with and usage of their club's amenities. One such offering is our Optimal Network Experiences (“O.N.E.”) product, an upgrade offering that combines comprehensive club, community and world benefits. With this offering, members receive 50 percent off a la carte dining at their home club, access to ClubCorp's family of clubs in the local community, and golf and dining privileges when traveling to ClubCorp's network of more than 200 private clubs with additional access to more than 700 renowned hotels, resorts, restaurants and entertainment venues.

The following table presents our membership counts for continuing operations at the end of the periods indicated:

Total memberships at end of period:	Mar. 19, 2013	Dec. 25, 2012	# Change	% Change	Mar. 20, 2012	Dec. 27, 2011	# Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	81,079	81,112	(33)	—%	79,451	79,540	(89)	(0.1)%
New or Acquired Clubs	1,677	1,607	70	4.4%	1,199	1,079	120	11.1%
Total Golf and Country Clubs	82,756	82,719	37	—%	80,650	80,619	31	—%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	62,310	62,046	264	0.4%	62,516	62,953	(437)	(0.7)%
New or Acquired Clubs	—	—	—	—%	—	—	—	—%
Total Business, Sports and Alumni Clubs (2)	62,310	62,046	264	0.4%	62,516	62,953	(437)	(0.7)%
Total
Same Store Clubs (1)	143,389	143,158	231	0.2%	141,967	142,493	(526)	(0.4)%
New or Acquired Clubs	1,677	1,607	70	4.4%	1,199	1,079	120	11.1%
Total memberships at end of period	145,066	144,765	301	0.2%	143,166	143,572	(406)	(0.3)%
 _______________________

(1)  See “Basis of Presentation—Same Store Analysis.”
(2) Does not include certain international club memberships.

Although our business is susceptible to economic recessions or downturns and a significant adverse shift in general economic conditions could have a material adverse effect on our business, we believe the strength of our network of clubs combined with the stability of our membership base and recurring dues revenue limits the impact of fluctuations in regional economic conditions.

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

In addition, the first, second and third fiscal quarters each consist of twelve weeks, whereas, the fourth quarter consists of sixteen or seventeen weeks of operations. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leasing of facilities or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods. To clarify variations caused by newly acquired or divested operations, we employ a same store analysis for year-over-year comparability purposes. (See “Basis of Presentation—Same Store Analysis.”)

Club Acquisitions and Dispositions

We continually explore opportunities to expand our business through select acquisitions of attractive properties. We also evaluate joint ventures and management opportunities that allow us to expand our operations and increase our recurring revenue base without substantial capital outlay. We believe that the fragmented nature of the private club industry presents significant opportunities for us to expand our network by leveraging our operational expertise and by taking advantage of market conditions. Additionally, during the normal course of business, we have closed certain business, sports and alumni clubs that were underperforming and terminated certain golf and country club management agreements.

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 27, 2011	80	12	3	6	101	2	44	4	1	51
First Quarter 2012 (1)	—	—	—	—	—	—	—	—	—	—
Second Quarter 2012 (2)	—	1	1	—	2	—	—	—	—	—
Third Quarter 2012 (3)	—	—	—	—	—	(1)	(1)	—	—	(2)
Fourth Quarter 2012 (4)	—	—	(1)	—	(1)	—	—	—	—	—
December 25, 2012	80	13	3	6	102	1	43	4	1	49
First Quarter 2013	—	—	—	—	—	—	—	—	—	—
March 19, 2013	80	13	3	6	102	1	43	4	1	49
 _______________________

(1)   In January 2012, we entered into a new agreement to manage and operate LPGA International, a semi-private golf and country club located in Daytona Beach, Florida, and the management agreement with the owner of Eagle Ridge Golf Club and the Preserve Golf Club was amended to remove the Preserve Golf Club as a result of the owner's sale of the property.

(2)   In March 2012, we entered into an agreement to manage and operate Hollytree Country Club, a private country club in Tyler, Texas, and in April 2012, we acquired Hartefeld National Golf Club, a private country club in Avondale, Pennsylvania.

(3)   In August 2012, we ceased operating the Westlake Club in Houston, Texas, and we sold Le Club in September 2012, an owned sports club in Milwaukee, Wisconsin.

(4)   The management agreement with the owner of Eagle Ridge Golf Club and the Preserve Golf Club was terminated with respect to Eagle Ridge in December 2012 as a result of the owner’s sale of the underlying property.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management include the expected life of an active membership used to amortize initiation fees and deposits, our weighted average borrowing rate used to accrete membership initiation deposit liabilities, assumptions and judgments used in estimating unrecognized tax benefits relating to uncertain tax positions, and inputs for impairment testing of goodwill, intangibles and long-lived assets.

Income Taxes

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

We may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We are currently undergoing an audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. In addition, the Company is under audit in Mexico for the 2008 and 2009 tax years. Should the estimates and judgments used in these tax returns prove to be inaccurate, our financial results could be materially affected.

As of March 19, 2013 and December 25, 2012, the Company has recorded $53.8 million and $52.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, which are included in other liabilities in the consolidated condensed balance sheets in Item 1 of this Form 10-Q.

For additional information about our critical accounting policies and estimates, see the disclosure included in our 2012 Annual Report.

Basis of Presentation

Total revenues recorded in our two principal business segments (1) golf and country clubs and (2) business, sports and alumni clubs, are comprised mainly of revenues from membership dues (including upgrade dues for in network products), food and beverage operations and golf operations. Operating expenses recorded in our two principal business segments primarily consist of labor expenses, food and beverage costs, golf course maintenance costs and general and administrative costs.

Other operations not allocated to our two principal business segments are comprised primarily of income from arrangements with third parties for access privileges, corporate overhead expenses, shared services and intercompany eliminations made in the consolidation between other operations and our two principal business segments. Membership upgrade revenues associated with access privileges to third party clubs, facilities and properties are also recorded in other operations.

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

Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity. (See “Liquidity and Capital Resources” for a reconciliation of net loss to Adjusted EBITDA.)

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

We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization. Segment EBITDA differs from Adjusted EBITDA, although, Segment EBITDA may be adjusted for items similar to those defined in the credit agreement governing our Secured Credit Facilities. Segment EBITDA has been calculated using this definition for all periods presented.

Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on GAAP and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similar titled measures reported by other companies.

The following table below provides a reconciliation of our Segment EBITDA to net loss before income taxes and discontinued operations for the periods indicated:

	Twelve Weeks Ended
	March 19, 2013	March 20, 2012
	(dollars in thousands)
Total Segment EBITDA	$28,184	$27,178
Interest and investment income	75	23
Interest expense	(19,335)	(19,901)
(Loss) gain on disposals	(1,219)	624
Depreciation and amortization	(16,155)	(18,603)
Foreign currency transaction loss	(75)	(135)
Severance payments	(21)	(128)
Management fees and expenses paid to an affiliate of KSL	(252)	(263)
Acquisition costs	(52)	(12)
Amortization of step-up in certain equity method investments	(463)	(473)
ClubCorp Formation costs	—	(74)
Long term incentive plan	(347)	(383)
Other	(365)	(78)
Loss from continuing operations before income taxes	$(10,025)	$(12,225)

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended
	March 19, 2013	% of Revenue	March 20, 2012	% of Revenue
	(dollars in thousands)
REVENUES:
Club operations	$114,338	73.7%	$110,877	74.1%
Food and beverage	39,916	25.7%	38,121	25.5%
Other revenues	806	0.5%	708	0.5%
Total revenues	155,060		149,706
DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	104,182	67.2%	101,023	67.5%
Cost of food and beverage sales exclusive of depreciation	13,868	8.9%	12,943	8.6%
Depreciation and amortization	16,155	10.4%	18,603	12.4%
Provision for doubtful accounts	710	0.5%	742	0.5%
Loss (gain) on disposals of assets	1,219	0.8%	(624)	(0.4)%
Equity in earnings from unconsolidated ventures	(217)	(0.1)%	(319)	(0.2)%
Selling, general and administrative	9,908	6.4%	10,550	7.0%
OPERATING INCOME	9,235	6.0%	6,788	4.5%
Interest and investment income	75	—%	23	—%
Interest expense	(19,335)	(12.5)%	(19,901)	(13.3)%
Other income	—	—%	865	0.6%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,025)	(6.5)%	(12,225)	(8.2)%
INCOME TAX (EXPENSE) BENEFIT	(291)	(0.2)%	2,703	1.8%
LOSS FROM CONTINUING OPERATIONS	(10,316)	(6.7)%	(9,522)	(6.4)%
Loss from discontinued clubs, net of income tax benefit of $0 and $32 for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively	(5)	—%	(60)	—%
NET LOSS	(10,321)	(6.7)%	(9,582)	(6.4)%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	41	—%	13	—%
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(10,280)	(6.6)%	$(9,569)	(6.4)%

Comparison of the Twelve Weeks Ended March 19, 2013 and March 20, 2012

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended March 19, 2013 and March 20, 2012:

	Twelve Weeks Ended
	March 19, 2013	March 20, 2012	Change	% Change
	(dollars in thousands)
Total revenues	$155,060	$149,706	$5,354	3.6%
Club operating costs and expenses exclusive of depreciation (1)	118,760	114,708	4,052	3.5%
Depreciation and amortization	16,155	18,603	(2,448)	(13.2)%
Loss (gain) on disposals of assets	1,219	(624)	1,843	(295.4)%
Equity in earnings from unconsolidated ventures	(217)	(319)	102	32.0%
Selling, general and administrative	9,908	10,550	(642)	(6.1)%
OPERATING INCOME	9,235	6,788	2,447	36.0%
Interest and investment income	75	23	52	226.1%
Interest expense	(19,335)	(19,901)	(566)	(2.8)%
Other income	—	865	(865)	(100.0)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,025)	(12,225)	2,200	18.0%
INCOME TAX (EXPENSE) BENEFIT	(291)	2,703	(2,994)	(110.8)%
LOSS FROM CONTINUING OPERATIONS	$(10,316)	$(9,522)	$(794)	(8.3)%
__________________________

(1)                                  Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $155.1 million for the twelve weeks ended March 19, 2013 increased $5.4 million, or 3.6%, over the twelve weeks ended March 20, 2012, primarily due to increased golf and country club revenues. Golf and country club revenues increased $4.5 million, or 3.9%, of which $0.8 million is attributable to golf and country club properties added in 2012. The remaining $3.7 million increase is primarily due to increases in membership and food and beverage revenues partially offset by lower golf operation revenues. In addition, business, sports and alumni clubs revenues increased $0.7 million, or 1.9%, largely due to a $0.6 million increase in food and beverage sales, driven by an increase in a la carte check average.

Club operating costs and expenses of $118.8 million for the twelve weeks ended March 19, 2013 increased $4.1 million, or 3.5%, compared to the twelve weeks ended March 20, 2012, of which $0.8 million is attributable to club properties added in 2012. The remaining $3.3 million increase is largely attributable to an increase in labor and food and beverage cost of goods sold associated with increased revenues.

Depreciation and amortization decreased $2.4 million, or 13.2%, for the twelve weeks ended March 19, 2013 compared to the twelve weeks ended March 20, 2012, largely due to a decrease in amortization expense related to intangible assets that fully amortized at the end of fiscal 2012.

Loss on disposal of assets of $1.2 million for the twelve weeks ended March 19, 2013 was primarily comprised of losses on asset retirements during the normal course of business. The gain on disposal of assets of $0.6 million for the twelve weeks ended March 20, 2012 was primarily comprised of $1.5 million of insurance proceeds offset by by asset retirements in the normal course of business.

Selling, general and administrative expenses of $9.9 million for the twelve weeks ended March 19, 2013 decreased $0.6 million, or 6.1%, compared to the twelve weeks ended March 20, 2012, primarily due to a reduction in professional fees.

Interest expense totaled $19.3 million and $19.9 million for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively. The $0.6 million decrease is due to lower debt levels and the amendment to our Secured Credit Facility in November 2012, which reduced the interest rate on our term loan facility from the the higher of (i) 6.0% or (ii) an elected LIBOR plus a margin of 4.5% to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%.

Income tax expense of $0.3 million for the twelve weeks ended March 19, 2013 increased $3.0 million, or 110.8%, compared to the $2.7 million benefit for the twelve weeks ended March 20, 2012. The increase was driven primarily by a $2.2 million improvement in pre-tax loss and state taxes. The effective tax rates were (2.9)% and 22.1% for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively. For the twelve weeks ended March 19, 2013 and March 20, 2012, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to changes in uncertain tax positions, state and foreign taxes.

Segment Operations

Golf and Country Clubs

The following tables present key financial information for our golf and country clubs for the twelve weeks ended March 19, 2013 and March 20, 2012:

	Twelve Weeks Ended
Same Store Golf and Country Clubs	March 19, 2013	March 20, 2012	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	99	99
Total revenues	$117,813	$114,145	$3,668	3.2%
Segment EBITDA	31,889	29,442	2,447	8.3%
Segment EBITDA %	27.1%	25.8%	1.3%

	Twelve Weeks Ended
Total Golf and Country Clubs	March 19, 2013	March 20, 2012	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	102	100
Total revenues	$118,659	$114,178	$4,481	3.9%
Segment EBITDA	31,970	29,467	2,503	8.5%
Segment EBITDA %	26.9%	25.8%	1.1%

Total revenues for same store golf and country clubs increased $3.7 million, or 3.2%, for the twelve weeks ended March 19, 2013 compared to the twelve weeks ended March 20, 2012, primarily due to increases in membership and food and beverage revenues partially offset by lower golf operation revenues. Membership revenues increased $3.5 million or 5.7%, largely due to an increase in average dues per membership and upgrade revenues from the O.N.E. offering. Food and beverage revenues increased $0.8 million, or 3.8%, due to an increase in private party revenue from social private party events and an increase in a la carte revenue driven by a 3.2% increase in ala carte check average. Golf operations revenues decreased $0.7 million, or 3.0%, largely due to unfavorable weather.

Segment EBITDA for same store golf and country clubs increased $2.4 million, or 8.3%, for the twelve weeks ended March 19, 2013 compared to the twelve weeks ended March 20, 2012, due to increases in higher margin membership revenues. As a result, same store Segment EBITDA margin for the twelve weeks ended March 19, 2013 increased 1.3% over the twelve weeks ended March 20, 2012.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended March 19, 2013 and March 20, 2012:

	Twelve Weeks Ended
Same Store & Total Business, Sports and Alumni Clubs	March 19, 2013	March 20, 2012	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	49	49
Total revenues	$37,848	$37,142	$706	1.9%
Segment EBITDA	5,708	5,691	17	0.3%
Segment EBITDA %	15.1%	15.3%	(0.2)%

Total revenues for business, sports and alumni clubs increased $0.7 million, or 1.9%, for the twelve weeks ended March 19, 2013 compared to the twelve weeks ended March 20, 2012, due to increases in food and beverage revenues and membership revenues. Food and beverage revenue increased $0.6 million, or 3.7%, largely due to an increase in a la carte revenue. The remaining membership revenue increase is due primarily to increases in average dues per membership.

Segment EBITDA for business, sports and alumni clubs for the twelve weeks ended March 19, 2013 was flat compared to the twelve weeks ended March 20, 2012. Segment EBITDA margin declined 0.2% for twelve weeks ended March 19, 2013 compared to the twelve weeks ended March 20, 2012 largely due to the increase in lower margin food and beverage revenues.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain and fund expansions at our properties, be poised for external growth in the marketplace and make distributions to our equity holders. Historically, we have financed our business through cash flows from operations and debt. For the remainder of fiscal 2013, we anticipate cash flows from operations to be our primary source of cash and believe current assets and cash generated from operations will be sufficient to meet future working capital needs, planned capital expenditures, and debt service obligations. We plan to use our remaining excess cash reserves to expand the business through capital improvement or expansion projects. We may elect to use cash from operations, debt or a combination thereof to finance future acquisition opportunities.

As of March 19, 2013, cash and cash equivalents totaled $60.1 million and we had access to an unused $33.6 million revolving credit facility for total liquidity of $93.7 million. Additionally, we have the option to increase our term loan facility by up to $50.0 million and the revolving credit facility by up to $25.0 million, subject to conditions and restrictions governing our Secured Credit Facilities.

Cash Flows from Operating Activities

Cash flows from operations totaled $23.9 million and $26.7 million for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively. The $2.8 million decrease in operating cash flows is attributable to changes in working capital during the normal course of business.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $7.1 million and $4.6 million for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively. The increase in cash flows used in investing activities is largely due to the $1.4 million increase in maintenance capital expenditures and $2.0 million of insurance proceeds received during the twelve weeks ended March 20, 2012 related to Hurricane Irene.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $38.7 million and $3.7 million for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively. During the twelve weeks ended March 19, 2013, we made a distribution of $35.0 million to the owners of our common stock and scheduled debt repayments of $3.5 million. On March 28, 2013, subsequent to the twelve weeks ended March 19, 2013, we made a required principal prepayment of $11.1 million on our term loan facility based on the excess cash flow requirements of our Secured Credit Facilities.

Total cash and cash equivalents decreased by $21.8 million for the twelve weeks ended March 19, 2013 and increased by $18.4 million for the twelve weeks ended March 20, 2012.

Capital Spending

The nature of our business requires us to invest a significant amount of capital to maintain our existing properties. For the twelve weeks ended March 19, 2013 and March 20, 2012, we spent approximately $4.3 million and $2.2 million, respectively, in capitalized costs to maintain our existing properties. We anticipate spending approximately $19.0 million of capital during the remainder of fiscal year 2013 to maintain our existing facilities.

In addition to maintaining our properties, we also elect to spend discretionary capital to expand and improve existing properties and enter into new business opportunities through acquisitions. Capital expansion funding totaled approximately $3.6 million and $4.3 million for the twelve weeks ended March 19, 2013 and March 20, 2012, respectively. We anticipate spending approximately $27.0 million on expansion and improvement projects during the remainder of fiscal year 2013. This amount is subject to change throughout the year if we should identify additional opportunities to expand our business, acquire new properties or become aware of events that could impact or limit our discretionary capital spending ability.

Debt

2010 Secured Credit Facility — On November 30, 2010, we entered into secured credit facilities (“Secured Credit Facilities”). These facilities are comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015. As of March 19, 2013, we had $16.4 million of standby letters of credit outstanding and $33.6 million remaining available for borrowing under the revolving credit facility governing our Secured Credit Facilities.

The credit agreement governing our Secured Credit Facilities contains certain financial and non-financial covenants. The financial covenants require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis as shown in the following table:

		2013	2014	2015	2016 and Thereafter
Financial ratios:
Total adjusted debt to Adjusted EBITDA (“Total Leverage Ratio”)	Less than:	5.35x	4.75x	4.50x	4.00x
Adjusted EBITDA to total adjusted interest expense (“Interest Coverage Ratio”)	Greater than:	2.15x	2.30x	2.50x	2.75x

As of March 19, 2013, we were in compliance with all covenant restrictions under our Secured Credit Facilities. The following table shows the financial ratios as of March 19, 2013 for continuing operations:

	Four Quarters Ended
	March 19, 2013
	(dollars in thousands)
Adjusted EBITDA (1)	$169,742
Total adjusted debt (2)	$761,907
Total adjusted interest expense (3)	$63,250
Financial ratios:
Total Leverage Ratio	4.49	x
Interest Coverage Ratio	2.68	x
_______________________________

(1)                                  The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows: (See “Basis of Presentation” for definitions.)

	Twelve Weeks Ended	Four Quarters Ended
	March 19, 2013	March 19, 2013
	(dollars in thousands)
Net loss	$(10,321)	$(27,033)
Interest expense	19,335	87,741
Income tax expense (benefit)	291	(4,143)
Interest and investment income	(75)	(1,265)
Depreciation and amortization	16,155	75,838
EBITDA	25,385	131,138
Management fees (a)	252	1,130
Impairments and write-offs (b)	—	4,782
Employee termination costs (c)	21	253
Foreign currency transaction loss (d)	75	66
Noncontrolling interest — net loss (income) (e)	41	(255)
Acquisition transaction adjustment — revenue (f)	591	2,560
Acquisition transaction adjustment — equity investment basis (g)	463	2,018
Acquisition transaction adjustment — rent expense (h)	62	344
Discontinued and divested operations loss (i)	5	10,862
Equity investment expense net of cash distributions (j)	844	1,420
Loss on disposals and acquisitions of assets (k)	1,219	12,747
Franchise taxes (l)	94	401
Non-cash gains related to mineral rights (m)	—	(958)
Acquisition transaction costs (n)	52	878
Costs of surety bonds (o)	10	38
Long-term incentive plan expense (p)	347	1,625
Other charges — non-recurring (q)	303	1,002
Business interruption insurance (r)	—	(309)
Adjusted EBITDA	$29,764	$169,742

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

(d)                                 Represents foreign currency transaction gains and losses.

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

(p)                                 Represents expense recognized for our long-term incentive plan.

(q)                                  Represents non-recurring charges in connection with the ClubCorp Formation, certain environmental compliance costs and other non-recurring charges defined in the credit agreement governing our Secured Credit Facilities.

(r)                                    Represents business interruption insurance proceeds received from insurance carriers for damages to two golf and country clubs impacted by Hurricane Irene.

(2)                                  The reconciliation of long-term debt to adjusted debt is as follows:

As of March 19, 2013
(dollars in thousands)
Long-term debt (net of current portion)	$755,661
Current maturities of long-term debt	24,171
Outstanding letters of credit (a)	16,350
Uncollateralized surety bonds (b)	725
Adjustment per credit agreement (c)	(35,000)
Total adjusted debt	$761,907
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

(3)                                  The reconciliation of interest expense to adjusted interest expense is as follows:

	Twelve Weeks Ended	Four Quarters Ended
	March 19, 2013	March 19, 2013
	(dollars in thousands)
Interest expense	$19,335	$87,741
Less: Interest expense related to initiation deposit liabilities (a)	(4,621)	(22,406)
Less: Loan origination fee amortization (b)	(522)	(2,098)
Less: Revolver commitment fees (c)	(59)	(176)
Add: Capitalized interest (d)	41	235
Add: Interest income	(12)	(46)
Total adjusted interest expense	$14,162	$63,250
 _______________________________

(a)                                  Represents amortization of discount on initiation deposit liabilities.

(b)                                 Represents amortization of loan origination fees on long-term debt.

(c)                                  Represents commitment fees on the revolving credit facility.

(d)                                 Represents capitalized interest.

For further discussion of debt see Note 9 of the notes to the consolidated condensed financial statements included in this report.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of March 19, 2013. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2012 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during twelve weeks ended March 19, 2013 from those previously disclosed in our 2012 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Included in this Form 10-Q are certifications of our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of Exchange Act) as of March 19, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 19, 2013.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 19, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our 2012 Annual Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our 2012 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of ClubCorp Club Operations, Inc. (Incorporated by reference to Exhibit 3.1(a) on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
3.2	Bylaws of ClubCorp Club Operations, Inc. (Incorporated by reference to Exhibit 3.1(b) on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
10.1
Joinder Agreement, dated as of January 16, 2013, by and between ClubCorp NV I, LLC, a Nevada limited liability company; ClubCorp NV II, LLC, a Nevada limited liability company; ClubCorp NV III, LLC, a Nevada limited liability company; ClubCorp NV IV, LLC, a Nevada limited liability company; and ClubCorp NV V, LLC, a Nevada limited liability company and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

10.2
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

CLUBCORP CLUB OPERATIONS, INC.

Date: April 25, 2013	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)