Form 10-Q
period 2013-06-11
ClubCorp Club Operations, Inc.
filed 2013-07-26
CIK 1515382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 11, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant’s shares of common stock are not traded on an exchange or in any public market.  As of June 11, 2013, the number of the shares outstanding of the registrant’s common stock was 1,000.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Twelve and Twenty-Four Weeks Ended June 11, 2013 and June 12, 2012

(In thousands of dollars)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 11, 2013	June 12, 2012	June 11, 2013	June 12, 2012
REVENUES:
Club operations	$136,871	$129,858	$251,209	$240,735
Food and beverage	57,890	55,404	97,806	93,525
Other revenues	858	794	1,664	1,502
Total revenues	195,619	186,056	350,679	335,762

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	122,656	116,981	226,838	218,004
Cost of food and beverage sales exclusive of depreciation	18,126	17,229	31,994	30,172
Depreciation and amortization	16,312	17,731	32,467	36,334
Provision for doubtful accounts	192	491	902	1,233
Loss on disposals of assets	2,412	1,544	3,631	920
Impairment of assets	1,881	770	1,881	770
Equity in earnings from unconsolidated ventures	(325)	(291)	(542)	(610)
Selling, general and administrative	10,589	10,096	20,497	20,646
OPERATING INCOME	23,776	21,505	33,011	28,293

Interest and investment income	69	34	144	57
Interest expense	(19,322)	(19,778)	(38,657)	(39,679)
Other income	—	866	—	1,731
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,523	2,627	(5,502)	(9,598)
INCOME TAX BENEFIT (EXPENSE)	2,718	(4,353)	2,427	(1,650)
INCOME (LOSS) FROM CONTINUING OPERATIONS	7,241	(1,726)	(3,075)	(11,248)
Income (loss) from discontinued clubs, net of income tax benefit (expense) of $4 and $(4) for the twelve weeks ended June 11, 2013 and June 12, 2012, respectively, and $4 and $28 for the twenty-four weeks ended June 11, 2013 and June 12, 2012, respectively	4	56	(1)	(4)
NET INCOME (LOSS)	7,245	(1,670)	(3,076)	(11,252)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(43)	(167)	(2)	(154)
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$7,202	$(1,837)	$(3,078)	$(11,406)

NET INCOME (LOSS)	7,245	(1,670)	(3,076)	(11,252)
Foreign currency translation, net of tax	(640)	(2,925)	442	(471)
OTHER COMPREHENSIVE (LOSS) INCOME	(640)	(2,925)	442	(471)
COMPREHENSIVE INCOME (LOSS)	6,605	(4,595)	(2,634)	(11,723)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(43)	(167)	(2)	(154)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$6,562	$(4,762)	$(2,636)	$(11,877)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of June 11, 2013 and December 25, 2012

(In thousands of dollars, except share and per share amounts)

	June 11, 2013	December 25, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,435	$81,851
Receivables, net of allowances of $2,676 and $2,626 at June 11, 2013 and December 25, 2012, respectively	77,329	51,580
Inventories	16,832	14,361
Prepaids and other assets	15,060	12,199
Deferred tax assets	8,076	8,076
Total current assets	157,732	168,067
Investments	10,109	11,166
Property and equipment, net (includes $9,674 and $9,870 related to VIEs at June 11, 2013 and December 25, 2012, respectively)	1,232,463	1,223,539
Notes receivable, net of allowances of $608 and $563 at June 11, 2013 and December 25, 2012, respectively	4,086	3,183
Goodwill	258,459	258,459
Intangibles, net	30,641	31,958
Other assets	22,598	23,224
TOTAL ASSETS	$1,716,088	$1,719,596

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,498	$24,988
Membership initiation deposits - current portion	101,965	91,398
Accounts payable	29,136	27,441
Accrued expenses	32,578	35,989
Accrued taxes	10,366	16,637
Other liabilities	77,654	52,915
Total current liabilities	266,197	249,368
Long-term debt (includes $1,454 and $1,571 related to VIEs at June 11, 2013 and December 25, 2012, respectively)	763,013	756,532
Membership initiation deposits	203,105	202,630
Deferred tax liability	212,000	208,993
Other liabilities	136,343	129,009
Total liabilities	1,580,658	1,546,532
Commitments and contingencies (See Note 13)

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at June 11, 2013 and December 25, 2012	1	1
Additional paid-in capital	178,310	213,310
Accumulated other comprehensive loss	(230)	(672)
Retained deficit	(53,218)	(50,140)
Total stockholders’ equity	124,863	162,499
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,567	10,565
Total equity	135,430	173,064
TOTAL LIABILITIES AND EQUITY	$1,716,088	$1,719,596

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twenty-Four Weeks Ended June 11, 2013 and June 12, 2012

 (In thousands of dollars)

	Twenty-Four Weeks Ended
	June 11, 2013	June 12, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,076)	$(11,252)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	31,149	31,985
Amortization	1,318	4,554
Asset impairments	1,881	862
Bad debt expense	909	1,284
Equity in earnings from unconsolidated ventures	(542)	(610)
Distribution from investment in unconsolidated ventures	1,545	1,321
Loss on disposals of assets	3,627	1,019
Amortization of debt issuance costs	1,053	922
Accretion of discount on member deposits	9,328	9,251
Amortization of surface rights bonus revenue	—	(1,731)
Amortization of above and below market rent intangibles	95	117
Net change in deferred tax assets and liabilities	2,285	(4,099)
Net change in prepaid expenses and other assets	(5,804)	(4,595)
Net change in receivables and membership notes	(21,746)	(15,730)
Net change in accounts payable and accrued liabilities	(4,537)	(2,058)
Net change in other current liabilities	17,640	25,754
Net change in other long-term liabilities	2,640	(1,737)
Net cash provided by operating activities	37,765	35,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,321)	(17,853)
Acquisitions of clubs	(5,228)	(3,570)
Proceeds from dispositions	43	359
Proceeds from insurance	—	1,978
Net change in restricted cash and capital reserve funds	(96)	202
Return of capital in equity investments	54	—
Net cash used in investing activities	(26,548)	(18,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(18,207)	(7,353)
Proceeds from new debt borrowings	713	—
Debt issuance and modification costs	(13)	—
Distribution to owners	(35,000)	—
Proceeds from new membership initiation deposits	494	414
Repayments of membership initiation deposits	(659)	(208)
Net cash used in financing activities	(52,672)	(7,147)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	39	668
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,416)	9,894
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,851	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$40,435	$60,211

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twenty-Four Weeks Ended June 11, 2013 and June 12, 2012

(In thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - December 27, 2011	$198,409	$1	$213,310	$(2,562)	$(23,564)	$11,224
Net (loss) income	(11,252)	—	—	—	(11,406)	154
Other comprehensive loss	(471)	—	—	(471)	—	—
BALANCE - June 12, 2012	$186,686	$1	$213,310	$(3,033)	$(34,970)	$11,378

BALANCE - December 25, 2012	$173,064	$1	$213,310	$(672)	$(50,140)	$10,565
Distributions to owners	(35,000)	—	(35,000)	—	—	—
Net (loss) income	(3,076)	—	—	—	(3,078)	2
Other comprehensive income	442	—	—	442	—	—
BALANCE - June 11, 2013	$135,430	$1	$178,310	$(230)	$(53,218)	$10,567

 See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, unless otherwise indicated)

1. ORGANIZATION

ClubCorp Club Operations, Inc. (“ClubCorp”) is a holding company that was formed on November 30, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”) for the purpose of operating and managing golf, country, business, sports and alumni clubs. ClubCorp has two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. ClubCorp, together with its subsidiaries, may be referred to as “we,” “us,” “our,” or the “Company.” ClubCorp is a wholly owned subsidiary of CCA Club Operations Holdings, LLC (“Parent”), which is a wholly owned subsidiary of ClubCorp Holdings, Inc. (“Holdings”), which is wholly owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business.

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

Membership initiation fees and deposits recognized within club operations revenue on the consolidated condensed statements of operations was $4.1 million and $8.0 million for the twelve and twenty-four weeks ended June 11, 2013, respectively, and $3.5 million and $6.9 million, for the twelve and twenty-four weeks ended June 12, 2012, respectively.

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

Foreign Currency—The functional currency of our entities located outside the United States of America is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at year-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the twelve and twenty-four weeks ended June 11, 2013 and June 12, 2012. Realized foreign currency transaction gains and losses are reflected in the consolidated condensed statements of operations and comprehensive income (loss) in club operating costs.

Income Taxes—We recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated condensed financial statements.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these VIEs is financed through a loan payable of $1.2 million collateralized by assets of the entity totaling $4.2 million as of

June 11, 2013. The other VIEs are financed through advances from us. Outstanding advances as of June 11, 2013 total $3.5 million compared to recorded assets of $7.1 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated condensed balance sheets as of June 11, 2013 and December 25, 2012, net of intercompany amounts:

	June 11, 2013	December 25, 2012
Current assets	$1,656	$858
Fixed assets, net	9,674	9,870
Total assets	$11,330	$10,728

Current liabilities	$1,500	$1,024
Long-term debt	1,454	1,571
Other long-term liabilities	576	594
Noncontrolling interest	6,092	6,260
Company capital	1,708	1,279
Total liabilities and equity	$11,330	$10,728

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $11.3 million and $10.7 million at June 11, 2013 and December 25, 2012, respectively.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.4 million and $1.3 million at June 11, 2013 and December 25, 2012, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations.

During the twelve and twenty-four weeks ended June 12, 2012, we determined that one of our equity method investments had a decrease in value that was other than temporary. We recognized an impairment loss of $0.7 million during the twelve and twenty-four weeks ended June 12, 2012 to adjust its carrying amount to its fair value. See Note 5.
Additionally, we have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $8.3 million and $9.4 million at June 11, 2013 and December 25, 2012, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received volume rebates totaling $2.1 million and $2.1 million during the twelve and twenty-four weeks ended June 11, 2013, respectively, and $1.7 million and $1.9 million during the twelve and twenty-four weeks ended June 12, 2012, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $7.1 million and $8.0 million at June 11, 2013 and December 25, 2012, respectively.

Our equity in net income from the investment described in the preceding paragraph is shown below:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 11, 2013	June 12, 2012	June 11, 2013	June 12, 2012
ClubCorp's equity in net income, excluding amortization	$782	$771	$1,487	$1,554
Amortization	(464)	(464)	(927)	(927)
ClubCorp's equity in net income	$318	$307	$560	$627

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of June 11, 2013 and December 25, 2012:

	June 11, 2013		December 25, 2012
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2	$706,881	$742,420	$719,575	$765,744
Level 3	42,487	41,592	37,790	37,790
Total	$749,368	$784,012	$757,365	$803,534

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

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of June 11, 2013 and December 25, 2012.

Assets and Liabilities Measured Fair Value on a Non-recurring Basis
Property and Equipment—We recognized impairment losses to property and equipment of $1.9 million during the twelve and twenty-four weeks ended June 11, 2013, to adjust the carrying amount of certain property and equipment to its fair value of $0.3 million due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. The valuation method used to determine fair value was based on an analysis of discounted future free cash flows using a risk-adjusted discount rate (‘‘Income Approach’’), and based on cost adjusted for economic obsolescence (‘‘Cost Approach’’). The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

Equity Method Investments—During the twelve and twenty-four weeks ended June 12, 2012, we determined that one of our equity method investments had a decrease in value that was other than temporary. We recognized an impairment loss of $0.7 million during the twelve and twenty-four weeks ended June 12, 2012 to adjust its carrying amount to its fair value. The valuation method used to determine fair value was based on a third party valuation unobservable in the marketplace. This valuation is considered a Level 3 measurement. See Note 4.

6. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at June 11, 2013 and December 25, 2012:

	June 11, 2013	December 25, 2012
Land and non-depreciable land improvements	$533,118	$531,265
Depreciable land improvements	332,197	325,688
Buildings and recreational facilities	406,707	401,607
Machinery and equipment	176,221	164,005
Leasehold improvements	84,806	84,444
Furniture and fixtures	67,936	64,960
Construction in progress	7,783	2,912
	1,608,768	1,574,881
Accumulated depreciation	(376,305)	(351,342)
Total	$1,232,463	$1,223,539

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We recognized impairment losses to property and equipment of $1.9 million during the twelve and twenty-four weeks ended June 11, 2013, to adjust the carrying amount of certain property and equipment to its fair value of $0.3 million due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. See Note 5.

We recognized impairment losses to property and equipment of $0.1 million in the twelve and twenty-four weeks ended June 12, 2012.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at June 11, 2013 and December 25, 2012:

		June 11, 2013			December 25, 2012
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,850	$—	$24,850	$24,850	$—	$24,850
Liquor Licenses		3,886	—	3,886	3,886	—	3,886
Intangible assets with finite lives:
Member Relationships	7 years	19,068	(17,341)	1,727	19,068	(16,084)	2,984
Management Contracts	9 years	598	(453)	145	598	(421)	177
Other	7 years	426	(393)	33	426	(365)	61
Total		$48,828	$(18,187)	$30,641	$48,828	$(16,870)	$31,958

Goodwill		$258,459		$258,459	$258,459		$258,459

Intangible Assets—Intangible assets include trade names, liquor licenses and member relationships. Intangible asset amortization expense was $0.7 million and $1.3 million during the twelve and twenty-four weeks ended June 11, 2013, respectively, and $2.3 million and $4.6 million for the twelve and twenty-four weeks ended June 12, 2012, respectively.

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit during the twelve and twenty-four weeks ended June 11, 2013.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 25, 2012	$113,108	$145,351	$258,459
June 11, 2013	$113,108	$145,351	$258,459

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at June 11, 2013 and December 25, 2012:

	June 11, 2013	December 25, 2012
Accrued compensation	$18,852	$24,060
Accrued interest	4,625	4,957
Other accrued expenses	9,101	6,972
Total accrued expenses	$32,578	$35,989

Taxes payable other than federal income taxes	$10,070	$16,170
Federal income taxes payable to Holdings	296	467
Total accrued taxes	$10,366	$16,637

Advance deposits from members	$22,642	$12,489
Prepaid dues	26,771	11,916
Deferred membership revenues	16,755	16,519
Insurance reserves	8,333	8,659
Other current liabilities	3,153	3,332
Total other current liabilities	$77,654	$52,915

Other long-term liabilities consist of the following at June 11, 2013 and December 25, 2012:

	June 11, 2013	December 25, 2012
Uncertain tax positions	$54,505	$52,713
Deferred membership revenues	39,401	41,218
Casualty insurance loss reserves - long term portion	11,554	10,936
Above market lease intangibles	1,729	2,040
Deferred rent	22,396	19,127
Other	6,758	2,975
Total other long-term liabilities	$136,343	$129,009

9. DEBT AND CAPITAL LEASES

     General Electric Capital Corporation (“GECC”)—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, we amended our loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of June 11, 2013, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

BancFirst—In connection with the acquisition of Oak Tree Country Club in May 2013, we assumed a mortgage loan with BancFirst for $5.0 million. See Note 11. The loan has an original maturity of October 2014 and two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions of the loan agreement. As of June 11, 2013, we expect to meet the required conditions and currently intend to extend the loan with BancFirst to October 2016. The loan is collateralized by the assets of one golf and country club with a book value of $8.6 million as of June 11, 2013. The interest rate is the greater of 4.5% or the prime rate. We incurred an immaterial amount of debt issuance costs in conjunction with the assumption of this mortgage loan. These costs have been capitalized and are being amortized over the term of the loan.

2010 Secured Credit Facilities—On November 30, 2010 we entered into secured credit facilities (the “Secured Credit
Facilities”). These facilities were originally comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The credit agreement includes incremental facilities, whereby we have the option to increase the term loan facility by up to $50.0 million and the revolving credit facility by up to an additional $25.0 million, both subject to conditions and restrictions in the credit agreement. The term loan facility was scheduled to mature on November 30, 2016 and the revolving credit facility was scheduled to expire on November 30, 2015. The interest rate on the Secured Credit Facilities was originally the higher of (i) 6.0% or (ii) an elected LIBOR plus a margin of 4.5%.

On November 16, 2012, we entered into an amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on the term loan facility to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%. This amendment did not apply to the revolving credit facility or any incremental facilities.

Subsequent to the twelve weeks ended June 11, 2013, on July 24, 2013, we entered into a second amendment to the credit agreement governing the Secured Credit Facilities to reduce the interest rate on the term loan facility, increase the principal borrowed under the term loan facility, extend the maturity date of the term loan facility, eliminate the quarterly principal payment requirement under the term loan facility, increase the amount of incremental facilities and modify certain financial covenants and non-financial terms and conditions associated with the credit agreement governing the Secured Credit Facilities.

The interest rate on the term loan facility was reduced to the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25%, with an additional reduction to the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%, upon successful completion of an initial public offering with proceeds of at least $50.0 million. The term loan facility principal balance was increased to $301.1 million. The maturity date of the term loan facility was extended to July 24, 2020. The capacity available under the incremental facilities was increased to $135.0 million in new revolving credit commitments, plus $75.0 million in new revolving credit and term loan commitments combined, with additional capacity for incremental revolving credit and/or term loan commitments thereafter if certain financial covenants are met.

The total leverage and interest coverage ratio financial covenants were replaced with a new senior secured leverage ratio covenant (the “Senior Secured Leverage Ratio”) that applies to the revolving credit facility. The Senior Secured Leverage Ratio, as defined in the credit agreement, requires ClubCorp and its restricted subsidiaries to maintain a coverage no greater than 4.00:1.00 for each fiscal quarter ended on or after June 30, 2013. If the Senior Secured Leverage Ratio would have been in place as of June 11, 2013 our coverage would have been approximately 2.00:1.00.

We may be required to prepay the outstanding term loan facility by a percentage of our excess cash flows, as defined by the Secured Credit Facilities, each fiscal year end after our annual consolidated financial statements are delivered, which percentage may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year.

We are currently evaluating the accounting and financial statement impact of this amendment, which will be recorded during the thirty-six weeks ended September 3, 2013.

Our long-term borrowings and lease commitments as of June 11, 2013 and December 25, 2012, are summarized below:

	June 11, 2013		December 25, 2012
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Notes	$415,000	10.00%	$415,000	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	291,881	5.00%	304,575	5.00%	Greater of (i) 5.0% or (ii) an elected LIBOR + 3.75%	2016
Revolving Notes ($50,000 capacity)	—	6.00%	—	6.00%	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2015
Mortgage Loans
General Electric Capital Corporation	30,678	6.00%	30,992	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Atlantic Capital Bank	3,573	4.50%	3,653	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
BancFirst	4,916	4.50%	—	—	Greater of (i) 4.50% or prime rate	2016
Other indebtedness	3,320	5.75% - 8.00%	3,145	5.75% - 8.00%	Fixed	Various

	749,368		757,365
Capital leases	28,143		24,155
	777,511		781,520
Less current portion	(14,498)		(24,988)
	$763,013		$756,532

The amount of long-term debt maturing in each of the five years subsequent to 2012 and thereafter is as follows:

Year	Debt	Capital Leases	Total
Remainder of 2013	$3,274	$5,283	$8,557
2014	3,843	9,170	13,013
2015	7,829	7,448	15,277
2016	288,695	4,262	292,957
2017	28,885	1,702	30,587
Thereafter	416,842	278	417,120
Total	$749,368	$28,143	$777,511

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

The Company's tax expense or benefit recognized in its interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). The Company's effective income tax rate for the twelve and twenty-four weeks ended

June 11, 2013 was (60.1)% and 44.2%, respectively, compared to 162.5% and (17.2)%, for the twelve and twenty-four weeks ended June 12, 2012, respectively. For the twelve and twenty-four weeks ended June 11, 2013 and June 12, 2012, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact that the preceding items have on the effective tax rate varies based on the amount of pre-tax income forecast for the year as well as whether that pre-tax amount is profit or loss.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our annualized effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

As of June 11, 2013 and December 25, 2012, the Company has recorded $54.5 million and $52.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, which are included in other liabilities in the consolidated condensed balance sheets.

The Company is currently undergoing an Internal Revenue Service audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. In addition, certain of the Company's foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years. It is reasonably possible that within the next 12 months the Company's unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty given the current status of the U.S. and Mexican tax examinations, the Company is unable to estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of the above examinations.

11. CLUB ACQUISITIONS, CLUB DISPOSITIONS AND DISCONTINUED OPERATIONS

Club Acquisitions

Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated statements of operations since their date of acquisition.

Oak Tree Country Club—On May 22, 2013, we acquired Oak Tree Country Club, a private golf club located in Edmond, Oklahoma, in exchange for net cash consideration of $5.2 million. We assumed debt of $5.0 million in connection with the acquisition. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

Land, property and equipment	$12,254
Prepaid real estate taxes	59
Receivables and other assets	395
Inventory	233
Current maturities of long-term debt	(468)
Long-term debt	(4,486)
Deferred tax liability	(722)
Membership initiation deposits and other liabilities	(2,037)
Total	$5,228

Hartefeld National Golf Club—On April 18, 2012, we acquired Hartefeld National Golf Club, a private golf club located in Avondale, Pennsylvania. We recorded the following major categories of assets and liabilities in exchange for consideration of $3.6 million:

Land, property and equipment	$3,999
Prepaid real estate taxes	31
Inventory	112
Deferred revenue and other liabilities	(572)
Total	$3,570

Revenues and operating income associated with acquired clubs were as follows for the twelve and twenty-four weeks ended June 11, 2013 and June 12, 2012.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 11, 2013	June 12, 2012	June 11, 2013	June 12, 2012
Revenues	$1,928	$916	$2,688	$916
Operating income	$377	$37	$264	$37

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

We did not discontinue any clubs in the twelve and twenty-four weeks ended June 11, 2013 or June 12, 2012.

There were no assets held for sale at June 11, 2013 or December 25, 2012.

Discontinued Club Operations

Operations of the clubs that have been disposed of were reclassified to discontinued operations on the consolidated condensed statements of operations. Summarized financial information for these clubs is as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 11, 2013	June 12, 2012	June 11, 2013	June 12, 2012
Revenues	$—	$1,318	$—	$2,578
Operating expenses, excluding loss on disposals and impairments of assets	—	(1,129)	(9)	(2,350)
(Loss) gain on disposals and impairments of assets	—	(94)	4	(191)
Interest expense	—	(35)	—	(69)
Income (loss) from discontinued club operations, before taxes	—	60	(5)	(32)
Income tax benefit (expense)	4	(4)	4	28
Net income (loss) from discontinued clubs	$4	$56	$(1)	$(4)

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

We also disclose other (“Other”), which consists of other business activities including ancillary revenues related to alliance arrangements, a portion of the revenue associated with upgrade offerings, reimbursements for certain costs of operations at managed clubs, corporate overhead expenses, and shared services. Other also includes corporate assets such as cash, goodwill, intangible assets, and loan origination fees.

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA differs from Adjusted EBITDA which is used in calculating our compliance with our debt covenants.  These additional items are excluded to determine Segment EBITDA:

•	translation gains and losses;

•	proceeds from business interruption insurance;

•	severance payments;

•	expenses related to accruals for unclaimed property settlements;

•	management fees and expenses paid to an affiliate of KSL;

•	acquisition costs;

•	amortization of step-up in certain equity method investments;

•	expenses related to the November 30, 2010 reorganization (“ClubCorp Formation”);

•	expenses related to adjustments in accruals for certain environmental compliance obligations incurred prior to 2011;

•	expenses related to adjustments in accruals for certain property tax increases prior to 2011;

•	expenses related to an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 related to the acquisition and development of a golf course property;

•	expenses accrued under our long-term incentive plan; and

•	certain other incidental expenses.

Segment EBITDA for all periods presented has been calculated using this definition. Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on GAAP and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

The table below shows summarized financial information by segment for continuing operations for the twelve and twenty-four weeks ended June 11, 2013 and June 12, 2012:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 11, 2013	June 12, 2012	June 11, 2013	June 12, 2012
Golf and Country Clubs
Revenues	$151,711	$146,109	$270,370	$260,287
Segment EBITDA	46,490	43,456	78,460	72,923

Business, Sports and Alumni Clubs
Revenues	$41,648	$40,866	$79,496	$78,008
Segment EBITDA	8,418	8,423	14,126	14,114

Other
Revenues	$3,641	$609	$3,573	$543
Segment EBITDA	(8,792)	(7,862)	(18,286)	(15,842)

Elimination of intersegment revenues	$(1,381)	$(1,528)	$(2,760)	$(3,076)

Total
Revenues	$195,619	$186,056	$350,679	$335,762
Segment EBITDA	46,116	44,017	74,300	71,195

			As of
Total Assets			June 11, 2013	December 25, 2012
Golf and Country Clubs			$1,263,414	$1,222,966
Business, Sports and Alumni Clubs			83,155	79,678
Other			369,519	416,952
Consolidated			$1,716,088	$1,719,596

The table below provides a reconciliation of our Segment EBITDA to Income (loss) from continuing operations before income taxes for the twelve and twenty-four weeks ended June 11, 2013 and June 12, 2012:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 11, 2013	June 12, 2012	June 11, 2013	June 12, 2012
Total Segment EBITDA	$46,116	$44,017	$74,300	$71,195
Interest and investment income	69	34	144	57
Interest expense	(19,322)	(19,778)	(38,657)	(39,679)
Loss on disposals	(4,293)	(2,314)	(5,512)	(1,690)
Depreciation and amortization	(16,312)	(17,731)	(32,467)	(36,334)
Foreign currency transaction (loss) gain	(19)	105	(94)	(30)
Severance payments	(35)	(56)	(56)	(184)
Management fees and expenses paid to an affiliate of KSL	(282)	(278)	(534)	(541)
Acquisition costs	(150)	(337)	(202)	(349)
Amortization of step-up in certain equity method investments	(463)	(472)	(926)	(945)
ClubCorp Formation costs	—	24	—	(50)
Environmental compliance costs	(150)	—	(150)	—
Long term incentive plan	(380)	(383)	(727)	(766)
Other	(256)	(204)	(621)	(282)
Income (loss) from continuing operations before income taxes	$4,523	$2,627	$(5,502)	$(9,598)

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of June 11, 2013, we had capital commitments of $19.0 million at certain of our clubs.

We currently have sales and use tax audits and a federal tax audit of certain foreign subsidiaries in progress. See Note 10. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

The Company is currently undergoing an Internal Revenue Service audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. Should the estimates and judgments used in the ClubCorp Formation prove to be inaccurate, our financial results could be materially affected. See Note 10.

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and we currently have a $1.8 million estimate included in accrued expenses on the consolidated condensed balance sheet as of June 11, 2013.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At June 11, 2013, we have $2.1 million recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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

We guarantee principal amounts on loans made by a third party to purchasers of certain real estate interests in case of default. These loans have remaining terms of approximately one to two years. The total principal amount outstanding on these loans as of June 11, 2013 is $0.3 million. As of June 11, 2013, ClubCorp was indemnified by affiliates of KSL from losses on these guarantees in the event of default. The fair value of the guarantees is immaterial.

As of June 11, 2013, we were jointly and severally liable for certain pension funding liabilities associated with one of the resorts we sold in connection with the ClubCorp Formation. We have not accrued a liability, as we do not believe it is probable that claims will be made against ClubCorp. As of June 11, 2013, the unfunded obligation for such plan was approximately $10.4 million and no claims have been made against ClubCorp for funding. We have not agreed to pay, nor do we expect to pay, any amounts related to this plan. See Note 16.

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

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Twelve Weeks Ended June 11, 2013

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$125,665	$11,658	$(452)	$136,871
Food and beverage	—	53,832	4,058	—	57,890
Other revenues	—	1,251	—	(393)	858
Total revenues	—	180,748	15,716	(845)	195,619

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	113,846	9,655	(845)	122,656
Cost of food and beverage sales exclusive of depreciation	—	16,832	1,294	—	18,126
Depreciation and amortization	—	15,010	1,302	—	16,312
Provision for doubtful accounts	—	180	12	—	192
Loss (gain) on disposals of assets	—	2,464	(52)	—	2,412
Impairment of assets	—	1,881	—	—	1,881
Equity in earnings from unconsolidated ventures	—	(325)	—	—	(325)
Selling, general and administrative	—	10,589	—	—	10,589
OPERATING INCOME	—	20,271	3,505	—	23,776

Interest and investment income	12,834	266	12	(13,043)	69
Interest expense	(13,747)	(16,661)	(1,957)	13,043	(19,322)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(913)	3,876	1,560	—	4,523
INCOME TAX BENEFIT (EXPENSE)	1,280	1,907	(469)	—	2,718
INCOME FROM CONTINUING OPERATIONS	367	5,783	1,091	—	7,241
Income from discontinued clubs, net of tax	—	1	3	—	4
Equity in net income of subsidiaries	6,835	—	—	(6,835)	—
NET INCOME	7,202	5,784	1,094	(6,835)	7,245
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	83	(126)	—	(43)
NET INCOME ATTRIBUTABLE TO CLUBCORP	$7,202	$5,867	$968	$(6,835)	$7,202

NET INCOME	7,202	5,784	1,094	(6,835)	7,245
Foreign currency translation, net of tax	—	—	(640)	—	(640)
Equity in other comprehensive loss of subsidiaries	(640)	—	—	640	—
OTHER COMPREHENSIVE LOSS	(640)	—	(640)	640	(640)
COMPREHENSIVE INCOME	6,562	5,784	454	(6,195)	6,605
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	83	(126)	—	(43)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CLUBCORP	$6,562	$5,867	$328	$(6,195)	$6,562

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Twenty-Four Weeks Ended June 11, 2013

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$230,360	$21,686	$(837)	$251,209
Food and beverage	—	91,246	6,560	—	97,806
Other revenues	—	2,383	—	(719)	1,664
Total revenues	—	323,989	28,246	(1,556)	350,679

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	210,483	17,911	(1,556)	226,838
Cost of food and beverage sales exclusive of depreciation	—	29,759	2,235	—	31,994
Depreciation and amortization	—	29,893	2,574	—	32,467
Provision for doubtful accounts	—	862	40	—	902
Loss on disposals of assets	—	3,427	204	—	3,631
Impairment of assets	—	1,881	—	—	1,881
Equity in earnings from unconsolidated ventures	—	(542)	—	—	(542)
Selling, general and administrative	—	20,497	—	—	20,497
OPERATING INCOME	—	27,729	5,282	—	33,011

Interest and investment income	25,667	538	24	(26,085)	144
Interest expense	(27,608)	(33,214)	(3,920)	26,085	(38,657)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,941)	(4,947)	1,386	—	(5,502)
INCOME TAX BENEFIT (EXPENSE)	1,381	1,662	(616)	—	2,427
(LOSS) INCOME FROM CONTINUING OPERATIONS	(560)	(3,285)	770	—	(3,075)
Income (loss) from discontinued clubs, net of tax	—	11	(12)	—	(1)
Equity in net loss of subsidiaries	(2,518)	—	—	2,518	—
NET (LOSS) INCOME	(3,078)	(3,274)	758	2,518	(3,076)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	169	(171)	—	(2)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(3,078)	$(3,105)	$587	$2,518	$(3,078)

NET (LOSS) INCOME	(3,078)	(3,274)	758	2,518	(3,076)
Foreign currency translation, net of tax	—	—	442	—	442
Equity in other comprehensive income of subsidiaries	442	—	—	(442)	—
OTHER COMPREHENSIVE INCOME	442	—	442	(442)	442
COMPREHENSIVE (LOSS) INCOME	(2,636)	(3,274)	1,200	2,076	(2,634)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	169	(171)	—	(2)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(2,636)	$(3,105)	$1,029	$2,076	$(2,636)

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Twelve Weeks Ended June 12, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$119,423	$10,884	$(449)	$129,858
Food and beverage	—	51,685	3,719	—	55,404
Other revenues	—	1,155	—	(361)	794
Total revenues	—	172,263	14,603	(810)	186,056

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	108,814	8,977	(810)	116,981
Cost of food and beverage sales exclusive of depreciation	—	16,029	1,200	—	17,229
Depreciation and amortization	—	16,450	1,281	—	17,731
Provision for doubtful accounts	—	442	49	—	491
Loss on disposals of assets	—	1,511	33	—	1,544
Impairment of assets	—	770	—	—	770
Equity in earnings from unconsolidated ventures	—	(291)	—	—	(291)
Selling, general and administrative	—	10,096	—	—	10,096
OPERATING INCOME	—	18,442	3,063	—	21,505

Interest and investment income	12,833	241	3	(13,043)	34
Interest expense	(14,479)	(16,607)	(1,735)	13,043	(19,778)
Other income	—	866	—	—	866
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,646)	2,942	1,331	—	2,627
INCOME TAX (EXPENSE) BENEFIT	(996)	(3,736)	379	—	(4,353)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,642)	(794)	1,710	—	(1,726)
Income (loss) from discontinued clubs, net of tax	—	57	(1)	—	56
Equity in net income of subsidiaries	805	—	—	(805)	—
NET (LOSS) INCOME	(1,837)	(737)	1,709	(805)	(1,670)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(16)	(151)	—	(167)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(1,837)	$(753)	$1,558	$(805)	$(1,837)

NET (LOSS) INCOME	(1,837)	(737)	1,709	(805)	(1,670)
Foreign currency translation, net of tax	—	—	(2,925)	—	(2,925)
Equity in other comprehensive loss of subsidiaries	(2,925)	—	—	2,925	—
OTHER COMPREHENSIVE LOSS	(2,925)	—	(2,925)	2,925	(2,925)
COMPREHENSIVE LOSS	(4,762)	(737)	(1,216)	2,120	(4,595)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(16)	(151)	—	(167)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(4,762)	$(753)	$(1,367)	$2,120	$(4,762)

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Twenty-Four Weeks Ended June 12, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$221,021	$20,578	$(864)	$240,735
Food and beverage	—	87,522	6,003	—	93,525
Other revenues	—	2,147	—	(645)	1,502
Total revenues	—	310,690	26,581	(1,509)	335,762

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	202,737	16,776	(1,509)	218,004
Cost of food and beverage sales exclusive of depreciation	—	28,156	2,016	—	30,172
Depreciation and amortization	—	33,788	2,546	—	36,334
Provision for doubtful accounts	—	1,174	59	—	1,233
Loss on disposals of assets	—	886	34	—	920
Impairment of assets	—	770	—	—	770
Equity in earnings from unconsolidated ventures	—	(610)	—	—	(610)
Selling, general and administrative	—	20,646	—	—	20,646
OPERATING INCOME	—	23,143	5,150	—	28,293

Interest and investment income	25,666	470	6	(26,085)	57
Interest expense	(28,961)	(33,159)	(3,644)	26,085	(39,679)
Other income	—	1,731	—	—	1,731
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,295)	(7,815)	1,512	—	(9,598)
INCOME TAX (EXPENSE) BENEFIT	(503)	(1,328)	181	—	(1,650)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,798)	(9,143)	1,693	—	(11,248)
Loss from discontinued clubs, net of tax	—	(2)	(2)	—	(4)
Equity in net loss of subsidiaries	(7,608)	—	—	7,608	—
NET (LOSS) INCOME	(11,406)	(9,145)	1,691	7,608	(11,252)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	64	(218)	—	(154)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(11,406)	$(9,081)	$1,473	$7,608	$(11,406)

NET (LOSS) INCOME	(11,406)	(9,145)	1,691	7,608	(11,252)
Foreign currency translation, net of tax	—	—	(471)	—	(471)
Equity in other comprehensive loss of subsidiaries	(471)	—	—	471	—
OTHER COMPREHENSIVE LOSS	(471)	—	(471)	471	(471)
COMPREHENSIVE (LOSS) INCOME	(11,877)	(9,145)	1,220	8,079	(11,723)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	64	(218)	—	(154)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(11,877)	$(9,081)	$1,002	$8,079	$(11,877)

Consolidating Condensed Balance Sheet
As of June 11, 2013

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$33,865	$6,570	$—	$40,435
Receivables, net of allowances	4,697	69,600	5,116	(2,084)	77,329
Inventories	—	15,250	1,582	—	16,832
Prepaids and other assets	117	10,994	3,949	—	15,060
Deferred tax assets	—	8,031	45	—	8,076
Total current assets	4,814	137,740	17,262	(2,084)	157,732
Investments	—	10,109	—	—	10,109
Property and equipment, net	—	1,106,052	126,411	—	1,232,463
Notes receivable, net of allowances	—	3,548	538	—	4,086
Goodwill	—	258,459	—	—	258,459
Intangibles, net	—	30,097	544	—	30,641
Investment in subsidiaries	164,142	—	—	(164,142)	—
Intercompany receivables	655,801	—	56,252	(712,053)	—
Other assets	11,891	10,352	355	—	22,598
Long-term deferred tax asset	—	—	8,387	(8,387)	—
TOTAL ASSETS	$836,648	$1,556,357	$209,749	$(886,666)	$1,716,088

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,100	$9,496	$1,902	$—	$14,498
Membership initiation deposits - current portion	—	54,907	47,058	—	101,965
Accounts payable	—	28,237	899	—	29,136
Accrued expenses	4,541	26,918	1,119	—	32,578
Accrued taxes	—	6,408	6,042	(2,084)	10,366
Other liabilities	140	71,945	5,569	—	77,654
Total current liabilities	7,781	197,911	62,589	(2,084)	266,197
Intercompany payables	—	664,875	47,178	(712,053)	—
Long-term debt	703,781	24,182	35,050	—	763,013
Membership initiation deposits	—	158,584	44,521	—	203,105
Deferred tax liability	223	220,164	—	(8,387)	212,000
Other liabilities	—	130,729	5,614	—	136,343
Total liabilities	711,785	1,396,445	194,952	(722,524)	1,580,658

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	178,310	161,156	17,154	(178,310)	178,310
Accumulated other comprehensive loss	(230)	(21)	(209)	230	(230)
Retained deficit	(53,218)	(7,313)	(6,625)	13,938	(53,218)
Total stockholders’ equity	124,863	153,822	10,320	(164,142)	124,863
Noncontrolling interests in consolidated subsidiaries and variable interest entities	—	6,090	4,477	—	10,567
Total equity	124,863	159,912	14,797	(164,142)	135,430
TOTAL LIABILITIES AND EQUITY	$836,648	$1,556,357	$209,749	$(886,666)	$1,716,088

Consolidating Condensed Balance Sheet
As of December 25, 2012

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$77,844	$4,007	$—	$81,851
Receivables, net of allowances	2,613	48,448	3,132	(2,613)	51,580
Inventories	—	12,911	1,450	—	14,361
Prepaids and other assets	—	8,169	4,030	—	12,199
Deferred tax assets	—	8,031	45	—	8,076
Total current assets	2,613	155,403	12,664	(2,613)	168,067
Investments	—	11,166	—	—	11,166
Property and equipment, net	—	1,097,558	125,981	—	1,223,539
Notes receivable, net of allowances	—	2,771	412	—	3,183
Goodwill	—	258,459	—	—	258,459
Intangibles, net	—	31,228	730	—	31,958
Investment in subsidiaries	201,218	—	—	(201,218)	—
Intercompany receivables	669,772	—	56,192	(725,964)	—
Other assets	12,917	9,903	404	—	23,224
Long-term deferred tax asset	480	—	7,384	(7,864)	—
TOTAL ASSETS	$887,000	$1,566,488	$203,767	$(937,659)	$1,719,596

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$15,080	$7,960	$1,948	$—	$24,988
Membership initiation deposits - current portion	—	50,757	40,641	—	91,398
Accounts payable	—	26,394	1,047	—	27,441
Accrued expenses	4,786	30,594	609	—	35,989
Accrued taxes	—	13,901	5,349	(2,613)	16,637
Other liabilities	140	48,656	4,119	—	52,915
Total current liabilities	20,006	178,262	53,713	(2,613)	249,368
Intercompany payables	—	678,509	47,455	(725,964)	—
Long-term debt	704,495	16,563	35,474	—	756,532
Membership initiation deposits	—	154,007	48,623	—	202,630
Deferred tax liability	—	216,857	—	(7,864)	208,993
Other liabilities	—	123,287	5,722	—	129,009
Total liabilities	724,501	1,367,485	190,987	(736,441)	1,546,532

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	213,310	196,156	17,154	(213,310)	213,310
Accumulated other comprehensive loss	(672)	(21)	(651)	672	(672)
Retained deficit	(50,140)	(3,390)	(8,030)	11,420	(50,140)
Total stockholders’ equity:	162,499	192,745	8,473	(201,218)	162,499
Noncontrolling interests in consolidated subsidiaries and variable interest entities	—	6,258	4,307	—	10,565
Total equity	162,499	199,003	12,780	(201,218)	173,064
TOTAL LIABILITIES AND EQUITY	$887,000	$1,566,488	$203,767	$(937,659)	$1,719,596

Consolidating Condensed Statements of Cash Flows
For the Twenty-Four Weeks Ended June 11, 2013

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(1,275)	34,268	$4,772	$—	37,765
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(19,519)	(1,802)	—	(21,321)
Acquisitions of clubs	—	(5,228)	—	—	(5,228)
Proceeds from dispositions	—	43	—	—	43
Net change in restricted cash and capital reserve funds	—	(96)	—	—	(96)
Return of capital in equity investments	—	54	—	—	54
Net intercompany transactions	48,969	—	—	(48,969)	—
Net cash provided by (used in) investing activities	48,969	(24,746)	(1,802)	(48,969)	(26,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(12,694)	(4,496)	(1,017)	—	(18,207)
Proceeds from new debt borrowings	—	713	—	—	713
Debt issuance and modification costs	—	(13)	—	—	(13)
Distribution to owners	(35,000)	—	—	—	(35,000)
Proceeds from new membership initiation deposits	—	424	70	—	494
Repayments of membership initiation deposits	—	(538)	(121)	—	(659)
Net intercompany transactions	—	(49,591)	622	48,969	—
Net cash used in financing activities	(47,694)	(53,501)	(446)	48,969	(52,672)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	39	—	39
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(43,979)	2,563	—	(41,416)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	77,844	4,007	—	81,851
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$33,865	$6,570	$—	$40,435

Consolidating Condensed Statements of Cash Flows
For the Twenty-Four Weeks Ended June 12, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(4,946)	34,489	$5,714	$—	35,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(15,816)	(2,037)	—	(17,853)
Acquisitions of clubs	—	(3,570)	—	—	(3,570)
Proceeds from dispositions	—	359	—	—	359
Proceeds from insurance	—	1,978	—	—	1,978
Net change in restricted cash and capital reserve funds	—	202	—	—	202
Net intercompany transactions	6,496	—	—	(6,496)	—
Net cash provided by (used in) investing activities	6,496	(16,847)	(2,037)	(6,496)	(18,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,550)	(4,670)	(1,133)	—	(7,353)
Proceeds from new membership initiation deposits	—	383	31	—	414
Repayments of membership initiation deposits	—	(111)	(97)	—	(208)
Net intercompany transactions	—	(5,225)	(1,271)	6,496	—
Net cash used in financing activities	(1,550)	(9,623)	(2,470)	6,496	(7,147)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	668	—	668
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	8,019	1,875	—	9,894
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	43,751	6,566	—	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$51,770	$8,441	$—	$60,211

15. RELATED PARTY TRANSACTIONS

We have entered into a management agreement with an affiliate of KSL, pursuant to which we are provided financial and management consulting services in exchange for an annual fee of $1.0 million. In the event of a future financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the twelve and twenty-four weeks ended June 11, 2013 we paid an affiliate of KSL approximately $0.3 million and $0.5 million, respectively, and during the twelve and twenty-four weeks ended June 12, 2012, we paid them approximately $0.3 million and $0.5 million, respectively, in management fees.

During the twenty-four weeks ended June 11, 2013, we made a distribution to our owners of $35.0 million.

During the twelve and twenty-four weeks ended June 11, 2013, we paid $0.3 million and $0.4 million, respectively, and during the twelve and twenty-four weeks ended June 12, 2012, we paid $0.1 million and $0.3 million, respectively, to affiliates of KSL for private party events. In addition, during the twelve and twenty-four weeks ended June 12, 2012 we received $0.0 million and $0.1 million, respectively, from an affiliate of KSL for taxes paid on behalf of affiliates of KSL.

During the twelve weeks ended June 11, 2013 we entered into a a consulting services agreement with an affiliate of KSL whereby we provide consulting services in exchange for an annual fee of $0.1 million. The revenue associated with this contract was immaterial during the twelve and twenty-four weeks ended June 11, 2013.

As of June 11, 2013 we had receivables of $0.2 million and payables of $0.7 million and as of December 25, 2012, we had receivables of $0.2 million and payables of $0.2 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.2 million in the twelve and twenty-four weeks ended June 11, 2013, respectively, and $0.1 million and $0.3 million during the twelve and twenty-four weeks ended June 12, 2012, respectively, in management fees from these ventures. As of June 11, 2013 and December 25, 2012, we had a receivable of $1.7 million and $1.9 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. We recognized and collected $0.1 million and $0.1 million during the twenty-four weeks ended June 11, 2013 and June 12, 2012, respectively, in revenue associated with these arrangements. During the twelve weeks ended June 11, 2013 and June 12, 2012, revenue associated with these arrangements was immaterial.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the twenty-four weeks ended June 11, 2013 and June 12, 2012, we collected and remitted $0.1 million and $0.1 million, respectively, in conjunction with these agreements. The amounts collected and remitted during the twelve weeks ended June 11, 2013 and June 12, 2012 were immaterial.
The Company joins in the filing of a consolidated federal income tax return with Holdings, whereby we remit our federal income taxes through Holdings. See Notes 10 and 13.

16. SUBSEQUENT EVENTS

On June 18, 2013, we acquired Cherry Valley Country Club, a private golf club located in Skillman,
New Jersey, in exchange for net cash consideration of $5.6 million. We are in the process of finalizing our purchase price allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

On July 1, 2013, certain resorts and clubs were sold by affiliates of KSL. The usage and revenue sharing agreements described in Note 15 will continue at these resorts and clubs, but certain of the resorts sold will no longer be between related parties. Additionally, the purchaser of one of these resorts assumed the pension liability described in Note 13 for which we were previously contingently liable and agreed to indemnify the affiliates of KSL, which are our affiliates, for such liability.

On July 12, 2013, Holdings filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for a proposed initial public offering of its common stock (the “Offering”). Holdings intends to use the net proceeds it receives from the Offering to reduce a portion of our outstanding indebtedness and for other general corporate purposes. The registration statement relating to the Offering has been filed with the SEC but has not yet become effective.

On July 24, 2013, we entered into a second amendment to the credit agreement governing the Secured Credit Facilities to reduce the interest rate on the term loan facility, increase the principal borrowed under the term loan facility, extend the maturity date of the term loan facility, eliminate the quarterly principal payment requirement under the term loan facility, increase the amount of incremental facilities and modify certain financial covenants and non-financial terms and conditions associated with the credit agreement governing the Secured Credit Facilities. See Note 9.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the consolidated condensed financial statements and related notes included in this quarterly report and in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended December 25, 2012 (“2012 Annual Report”).

Forward-Looking Statements

All statements (other than statements of historical facts) in this quarterly report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may be considered forward‑looking statements. In addition, forward‑looking statements generally can be identified by the use of forward‑looking terminology such as “may”, “should”, “expect”, “intend”, “will”, “estimate”, “anticipate”, “believe”, “predict”, “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward‑looking statements:

•	adverse conditions affecting the United States economy;

•	our ability to attract and retain club members;

•	changes in consumer spending patterns, particularly with respect to demand for products and services;

•	unusual weather patterns, extreme weather events and periodic and quasi‑periodic weather patterns, such as the El Niño/La Niña‑Southern Oscillation;

•	material cash outlays required in connection with refunds or escheatment of membership initiation deposits;

•	impairments to the suitability of our club locations;

•	regional disruptions such as power failures, natural disasters or technical difficulties in any of the major areas in which we operate;

•	seasonality of demand for our services and facilities usage;

•	increases in the level of competition we face;

•	the loss of members of our management team or key employees;

•	increases in the cost of labor;

•	increases in other costs, including costs of goods, rent, water, utilities and taxes;

•	decreasing values of our investments;

•	illiquidity of real estate holdings;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions or divestitures;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	pension plan liabilities;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure to comply with privacy regulations or maintain the integrity of internal customer data;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	cancellation of indebtedness income resulting from cancellation of certain indebtedness;

•	risks related to tax examinations by the IRS;

•	the ownership of a majority of our equity by affiliates of KSL;

•
our substantial indebtedness, which may adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and which could divert our cash flows from operations for debt payments;

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage; and

•	restrictions in our debt agreements that limit our flexibility in operating our business, and

•	other factors detailed in Part II Item 1A. Risk Factors of this Form 10-Q.

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

Overview

We are a leading owner-operator of private golf, country, business, sports and alumni clubs in North America. As of June 11, 2013, our portfolio of 152 owned or operated clubs, with over 147,000 memberships, served more than 360,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. As of June 11, 2013, we owned or operated 103 golf and country clubs and 49 business, sports and alumni clubs in 24 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These programs take a proactive approach to getting current and newly enrolled members involved in activities and groups that go beyond their physical club. Additionally, these programs grant discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such offering is our O.N.E. program, an upgrade offering that combines what we refer to as ‘‘comprehensive club, community and world benefits’’. With this offering, members receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges to more than 200 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 700 renowned hotels, resorts, restaurants and entertainment venues.

The following table presents our membership counts for continuing operations at the end of the periods indicated:

Total memberships at end of period:	Jun. 11, 2013	Dec. 25, 2012	# Change	% Change	Jun. 12, 2012	Dec. 27, 2011	# Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	82,750	81,112	1,638	2.0%	79,200	79,540	(340)	(0.4)%
New or Acquired Clubs	2,615	1,607	1,008	62.7%	2,875	1,079	1,796	166.5%
Total Golf and Country Clubs	85,365	82,719	2,646	3.2%	82,075	80,619	1,456	1.8%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	62,022	62,046	(24)	—%	62,439	62,953	(514)	(0.8)%
New or Acquired Clubs	—	—	—	—%	—	—	—	—%
Total Business, Sports and Alumni Clubs (2)	62,022	62,046	(24)	—%	62,439	62,953	(514)	(0.8)%
Total
Same Store Clubs (1)	144,772	143,158	1,614	1.1%	141,639	142,493	(854)	(0.6)%
New or Acquired Clubs	2,615	1,607	1,008	62.7%	2,875	1,079	1,796	166.5%
Total memberships at end of period	147,387	144,765	2,622	1.8%	144,514	143,572	942	0.7%
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

Club Acquisitions and Dispositions

We continually explore opportunities to expand our business through select acquisitions of attractive properties. We also evaluate joint ventures and management opportunities that allow us to expand our operations and increase our recurring revenue base without substantial capital outlay. We believe that the fragmented nature of the private club industry presents significant opportunities for us to expand our portfolio by leveraging our operational expertise and by taking advantage of market conditions. Additionally, during the normal course of business, we have closed certain business, sports and alumni clubs that were underperforming and terminated certain golf and country club management agreements.

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 27, 2011	80	12	3	6	101	2	44	4	1	51
First Quarter 2012 (1)	—	—	—	—	—	—	—	—	—	—
Second Quarter 2012 (2)	—	1	1	—	2	—	—	—	—	—
Third Quarter 2012 (3)	—	—	—	—	—	(1)	(1)	—	—	(2)
Fourth Quarter 2012 (4)	—	—	(1)	—	(1)	—	—	—	—	—
December 25, 2012	80	13	3	6	102	1	43	4	1	49
First Quarter 2013	—	—	—	—	—	—	—	—	—	—
Second Quarter 2013 (5)	1	—	—	—	1	—	—	—	—	—
June 11, 2013	81	13	3	6	103	1	43	4	1	49
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

(5) In May 2013, we acquired Oak Tree Country Club, a private golf club located in Edmond, Oklahoma.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management include the expected life of an active membership used to amortize initiation fees and deposits, our weighted average borrowing rate used to accrete membership initiation deposit liabilities, assumptions and judgments used in estimating unrecognized tax benefits relating to uncertain tax positions, and inputs for impairment testing of goodwill, intangible assets and long-lived assets.

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

As of June 11, 2013 and December 25, 2012, the Company has recorded $54.5 million and $52.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, which are included in other liabilities in the consolidated condensed balance sheets.

The Company is currently undergoing an Internal Revenue Service audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. In addition, certain of the Company's foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years. It is reasonably possible that within the next 12 months the Company's unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty given the current status of the U.S. and Mexican tax examinations, the Company is unable to estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of the above examinations.

For additional information about our critical accounting policies and estimates, see the disclosure included in our 2012 Annual Report.

Basis of Presentation

Total revenues recorded in our two principal business segments (1) golf and country clubs and (2) business, sports and alumni clubs, are comprised mainly of revenues from membership dues (including upgrade dues), food and beverage operations and golf operations. Operating expenses recorded in our two principal business segments primarily consist of labor expenses, food and beverage costs, golf course maintenance costs and general and administrative costs.

We also disclose other (“Other”), which consists of other business activities including ancillary revenues related to alliance arrangements, a portion of the revenue associated with upgrade offerings, reimbursements for certain costs of operations at managed clubs, corporate overhead expenses, and shared services. Other also includes corporate assets such as cash, goodwill, intangible assets, and loan origination fees.

EBITDA and Adjusted EBITDA

EBITDA is calculated as net income plus interest, taxes, depreciation and amortization less interest and investment income. Adjusted EBITDA is based on the definition of Consolidated EBITDA defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to other companies. Adjusted EBITDA is included because the indenture governing our 10% senior notes due 2018 ("Senior Notes") and the credit agreement governing the Secured Credit Facilities contains certain financial and non-financial covenants which require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis and utilize this measure of Adjusted EBITDA. Adjusted EBITDA is also considered when evaluating executive compensation.

Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended		Four Quarters Ended
	June 11, 2013	June 12, 2012	June 11, 2013	June 12, 2012	June 11, 2013
	(dollars in thousands)
Net income (loss)	$7,245	$(1,670)	$(3,076)	$(11,252)	$(18,117)
Interest expense	19,322	19,778	38,657	39,679	87,284
Income tax (benefit)	(2,718)	4,353	(2,427)	1,650	(11,214)
Interest and investment income	(69)	(34)	(144)	(57)	(1,299)
Depreciation and amortization	16,312	17,731	32,467	36,334	74,419
EBITDA	40,092	40,158	65,477	66,354	131,073
Impairments and disposition of assets (a)	4,289	2,258	5,513	1,694	30,422
Non-cash adjustments (b)	890	86	1,773	160	3,850
Other adjustments (c)	198	1,153	1,879	1,083	3,634
Acquisition adjustment (d)	389	591	979	1,182	2,358
Adjusted EBITDA	$45,858	$44,246	$75,621	$70,473	$171,337
______________________

(a)	Includes non-cash impairment charges related to: liquor licenses, property and equipment, equity method investments, mineral rights, loss on disposals of assets and net loss from discontinued clubs.

(b)
Includes non-cash items related to purchase accounting associated with the acquisition of ClubCorp, Inc. in 2006, by affiliates of KSL, amortization of proceeds received from certain mineral lease and surface right agreements and expense recognized for our long-term incentive plan.

(c)
Other adjustments include management fees and expenses paid to an affiliate, earnings of equity method investments less cash distributions from said investments, income or loss attributable to non-controlling equity interests of continuing operations, non-recurring charges incurred in connection with the ClubCorp Formation, costs and other non-recurring charges permitted to be excluded by the credit agreement governing the Secured Credit Facilities.

(d)
Represents deferred revenue related to initiation deposits and fees that would have been recognized in the applicable period but for the application of purchase accounting in connection with the purchase of ClubCorp, Inc. in 2006.

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

We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization. Segment EBITDA differs from Adjusted EBITDA, although, Segment EBITDA may be adjusted for items similar to those defined in the credit agreement governing the Secured Credit Facilities. Segment EBITDA has been calculated using this definition for all periods presented.

Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on GAAP and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similar titled measures reported by other companies.

The following table provides a reconciliation of our Segment EBITDA to income (loss) from continuing operations before income taxes for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 11, 2013	June 12, 2012	June 11, 2013	June 12, 2012
	(dollars in thousands)
Total Segment EBITDA	$46,116	$44,017	$74,300	$71,195
Interest and investment income	69	34	144	57
Interest expense	(19,322)	(19,778)	(38,657)	(39,679)
Loss on disposals	(4,293)	(2,314)	(5,512)	(1,690)
Depreciation and amortization	(16,312)	(17,731)	(32,467)	(36,334)
Foreign currency transaction (loss) gain	(19)	105	(94)	(30)
Severance payments	(35)	(56)	(56)	(184)
Management fees and expenses paid to an affiliate of KSL	(282)	(278)	(534)	(541)
Acquisition costs	(150)	(337)	(202)	(349)
Amortization of step-up in certain equity method investments	(463)	(472)	(926)	(945)
ClubCorp Formation costs	—	24	—	(50)
Environmental compliance costs	(150)	—	(150)	—
Long term incentive plan	(380)	(383)	(727)	(766)
Other	(256)	(204)	(621)	(282)
Income (loss) from continuing operations before income taxes	$4,523	$2,627	$(5,502)	$(9,598)

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 11, 2013	% of Revenue	June 12, 2012	% of Revenue	June 11, 2013	% of Revenue	June 12, 2012	% of Revenue
	(dollars in thousands)
REVENUES:
Club operations	$136,871	70.0%	$129,858	69.8%	$251,209	71.6%	$240,735	71.7%
Food and beverage	57,890	29.6%	55,404	29.8%	97,806	27.9%	93,525	27.9%
Other revenues	858	0.4%	794	0.4%	1,664	0.5%	1,502	0.4%
Total revenues	195,619		186,056		350,679		335,762
DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	122,656	62.7%	116,981	62.9%	226,838	64.7%	218,004	64.9%
Cost of food and beverage sales exclusive of depreciation	18,126	9.3%	17,229	9.3%	31,994	9.1%	30,172	9.0%
Depreciation and amortization	16,312	8.3%	17,731	9.5%	32,467	9.3%	36,334	10.8%
Provision for doubtful accounts	192	0.1%	491	0.3%	902	0.3%	1,233	0.4%
Loss on disposals of assets	2,412	1.2%	1,544	0.8%	3,631	1.0%	920	0.3%
Impairment of assets	1,881	1.0%	770	0.4%	1,881	0.5%	770	0.2%
Equity in earnings from unconsolidated ventures	(325)	(0.2)%	(291)	(0.2)%	(542)	(0.2)%	(610)	(0.2)%
Selling, general and administrative	10,589	5.4%	10,096	5.4%	20,497	5.8%	20,646	6.1%
OPERATING INCOME	23,776	12.2%	21,505	11.6%	33,011	9.4%	28,293	8.4%
Interest and investment income	69	—%	34	—%	144	—%	57	—%
Interest expense	(19,322)	(9.9)%	(19,778)	(10.6)%	(38,657)	(11.0)%	(39,679)	(11.8)%
Other income	—	—%	866	0.5%	—	—%	1,731	0.5%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,523	2.3%	2,627	1.4%	(5,502)	(1.6)%	(9,598)	(2.9)%
INCOME TAX BENEFIT (EXPENSE)	2,718	1.4%	(4,353)	(2.3)%	2,427	0.7%	(1,650)	(0.5)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	7,241	3.7%	(1,726)	(0.9)%	(3,075)	(0.9)%	(11,248)	(3.3)%
Income (loss) from discontinued clubs, net of income tax benefit (expense) of $4 and $(4) for the twelve weeks ended June 11, 2013 and June 12, 2012, respectively, and $4 and $28 for the twenty-four weeks ended June 11, 2013 and June 12, 2012, respectively	4	—%	56	—%	(1)	—%	(4)	—%
NET INCOME (LOSS)	7,245	3.7%	(1,670)	(0.9)%	(3,076)	(0.9)%	(11,252)	(3.4)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(43)	—%	(167)	(0.1)%	(2)	—%	(154)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$7,202	3.7%	$(1,837)	(1.0)%	$(3,078)	(0.9)%	$(11,406)	(3.4)%

Comparison of the twelve weeks ended June 11, 2013 and June 12, 2012

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended June 11, 2013 and June 12, 2012:

	Twelve Weeks Ended
	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Total revenues	$195,619	$186,056	$9,563	5.1%
Club operating costs and expenses exclusive of depreciation (1)	140,974	134,701	6,273	4.7%
Depreciation and amortization	16,312	17,731	(1,419)	(8.0)%
Loss on disposals of assets	2,412	1,544	868	56.2%
Impairment of assets	1,881	770	1,111	144.3%
Equity in earnings from unconsolidated ventures	(325)	(291)	(34)	11.7%
Selling, general and administrative	10,589	10,096	493	4.9%
OPERATING INCOME	23,776	21,505	2,271	10.6%
Interest and investment income	69	34	35	102.9%
Interest expense	(19,322)	(19,778)	456	2.3%
Other income	—	866	(866)	(100.0)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,523	2,627	1,896	72.2%
INCOME TAX BENEFIT (EXPENSE)	2,718	(4,353)	7,071	162.4%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$7,241	$(1,726)	$8,967	519.5%
__________________________

(1)   Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $195.6 million for the twelve weeks ended June 11, 2013 increased $9.6 million, or 5.1%, over the twelve weeks ended June 12, 2012, largely due to increased golf and country club revenues. Golf and country club revenues increased $5.6 million, or 3.8%, of which $1.0 million is attributable to golf and country club properties added during the past year. The remaining $4.6 million golf and country club revenue increase is driven by increases in same store membership revenues and food and beverage revenues. In addition, our business, sports and alumni club segment revenues increased $0.8 million, or 1.9%, due to increases in food and beverage and membership dues revenue. Revenues within Other increased $3.2 million, of which $2.8 million represents reimbursements for certain operating costs at managed clubs. The recorded reimbursements do not include a markup and have no impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $141.0 million for the twelve weeks ended June 11, 2013 increased $6.3 million, or 4.7%, compared to the $134.7 million during the twelve weeks ended June 12, 2012. The increase is partially due to a $2.9 million increase in labor and food and beverage cost of goods sold associated with higher revenues. An increase of $0.6 million was attributable to club properties added during the past year. The remaining $2.8 million increase is related to certain operating costs at managed clubs, which are offset by reimbursements to the Company recorded within revenue, having no impact on operating income.

Depreciation and amortization decreased $1.4 million, or 8.0% during the twelve weeks ended June 11, 2013 compared to the twelve weeks ended June 12, 2012, due to lower amortization expense from intangible assets that fully amortized at the end of fiscal 2012.

Loss on disposal of assets of $2.4 million for the twelve weeks ended June 11, 2013 was comprised primarily of losses on asset retirements during the normal course of business. The loss on disposal of assets of $1.5 million for the twelve weeks ended June 12, 2012 was comprised primarily of losses on asset retirements partially offset by eminent domain proceeds of $0.3 million.

Impairment of assets of $1.9 million for the twelve weeks ended June 11, 2013 was primarily comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value. Impairment of assets of $0.8 million for the twelve weeks ended June 12, 2012 was primarily comprised of an impairment of an equity method investment.

Selling, general and administrative expenses of $10.6 million for the twelve weeks ended June 11, 2013 increased $0.5 million, or 4.9%, compared to the twelve weeks ended June 12, 2012 primarily due to an increase in professional fees and labor and payroll related expenses partially offset by a reduction in rent expense for our corporate office space.

Interest expense totaled $19.3 million and $19.8 million for the twelve weeks ended June 11, 2013 and June 12, 2012, respectively. The $0.5 million reduction is largely due to the November 2012 amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on our term loan facility.

The effective tax rates for the twelve weeks ended June 11, 2013 and June 12, 2012 were (60.1)% and 162.5%, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying our year-to-date pre-tax income or loss by an annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended June 11, 2013 and June 12, 2012, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

Golf and Country Clubs

The following tables present key financial information for our golf and country clubs for the twelve weeks ended June 11, 2013 and June 12, 2012:

	Twelve Weeks Ended
Same Store Golf and Country Clubs	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	99	99
Total revenues	$149,667	$145,102	$4,565	3.1%
Segment EBITDA	45,835	43,260	2,575	6.0%
Segment EBITDA %	30.6%	29.8%	0.8%

	Twelve Weeks Ended
Total Golf and Country Clubs	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	103	100
Total revenues	$151,711	$146,109	$5,602	3.8%
Segment EBITDA	46,490	43,456	3,034	7.0%
Segment EBITDA %	30.6%	29.7%	0.9%

Total revenues for same store golf and country clubs increased $4.6 million, or 3.1%, for the twelve weeks ended June 11, 2013 compared to the twelve weeks ended June 12, 2012, largely due to increases in membership and food and beverage revenues partially offset by lower golf operation revenues. Membership revenues increased $3.5 million or 5.4%, largely due to the increase in memberships during the twelve weeks ended June 11, 2013. Food and beverage revenues increased $1.3 million, or 3.7%, due to increases in a la carte and private party revenues. A la carte covers increased 7.2% for the twelve weeks ended June 11, 2013 compared to the same period in the prior year contributing to the increase in a la carte revenue. Golf operations revenues decreased $0.3 million, or 0.8%, largely due to a 7.4% decline in member rounds caused by unfavorable weather in the mid Atlantic region.

Segment EBITDA for same store golf and country clubs increased $2.6 million, or 6.0%, for the twelve weeks ended June 11, 2013 compared to the twelve weeks ended June 12, 2012, largely due to the increase in high margin membership dues revenue. As a result, same store Segment EBITDA margin for the twelve weeks ended June 11, 2013 increased 0.8% over the twelve weeks ended June 12, 2012.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended June 11, 2013 and June 12, 2012:

	Twelve Weeks Ended
Same Store & Total Business, Sports and Alumni Clubs	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	49	49
Total revenues	$41,648	$40,866	$782	1.9%
Segment EBITDA	8,418	8,423	(5)	(0.1)%
Segment EBITDA %	20.2%	20.6%	(0.4)%

Total revenues for business, sports and alumni clubs increased $0.8 million, or 1.9%, for the twelve weeks ended June 11, 2013 compared to the twelve weeks ended June 12, 2012, due to increases in food and beverage revenues and membership revenues. Food and beverage revenue increased $0.7 million, or 3.3%, due to increases in a la carte revenue, driven by a 5% increase in a la carte check average, and increases in private party revenue. The remaining membership revenue increase is largely due to the increase in average dues per membership.

Segment EBITDA for business, sports and alumni clubs for the twelve weeks ended June 11, 2013 was flat compared to the twelve weeks ended June 12, 2012. Segment EBITDA margin declined 0.4% for the twelve weeks ended June 11, 2013 compared to the twelve weeks ended June 12, 2012 primarily due to increased leasing costs associated with the relocation and reinvention of one of our business clubs.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended June 11, 2013 and June 12, 2012:

	Twelve Weeks Ended
Other	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Segment EBITDA	$(8,792)	$(7,862)	$(930)	(11.8)%

Other EBITDA decreased $0.9 million, or 11.8%, for the twelve weeks ended June 11, 2013 compared to the twelve weeks ended June 12, 2012 primarily due to the expiration of certain mineral lease and surface rights agreements during fiscal 2012.

Comparison of the twenty-four weeks ended June 11, 2013 and June 12, 2012

The following table presents key financial information derived from our consolidated condensed statements of operations for the twenty-four weeks ended June 11, 2013 and June 12, 2012:

	Twenty-Four Weeks Ended
	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Total revenues	$350,679	$335,762	$14,917	4.4%
Club operating costs and expenses exclusive of depreciation (1)	259,734	249,409	10,325	4.1%
Depreciation and amortization	32,467	36,334	(3,867)	(10.6)%
Loss on disposals of assets	3,631	920	2,711	294.7%
Equity in earnings from unconsolidated ventures	(542)	(610)	68	(11.1)%
Impairment of assets	1,881	770	1,111	144.3%
Selling, general and administrative	20,497	20,646	(149)	(0.7)%
OPERATING INCOME	33,011	28,293	4,718	16.7%
Interest and investment income	144	57	87	152.6%
Interest expense	(38,657)	(39,679)	1,022	2.6%
Other income	—	1,731	(1,731)	(100.0)%
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,502)	(9,598)	4,096	42.7%
INCOME TAX BENEFIT (EXPENSE)	2,427	(1,650)	4,077	247.1%
(LOSS) FROM CONTINUING OPERATIONS	$(3,075)	$(11,248)	$8,173	72.7%
__________________________

(1)   Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $350.7 million for the twenty-four weeks ended June 11, 2013 increased $14.9 million, or 4.4%, compared to the twenty-four weeks ended June 12, 2012, primarily due to increased golf and country club revenues. Golf and country club revenues increased $10.1 million, or 3.9%, of which $1.9 million is attributable to golf and country club properties added in the past year. The remaining $8.2 million golf and country club revenue increase is driven by increases in same store membership dues revenue and food and beverage revenues partially offset by lower golf operation revenues. In addition, business, sports and alumni clubs revenues increased $1.5 million, or 1.9%, due to increases in food and beverage and membership dues revenue. Revenues within Other increased $3.3 million, of which $2.8 million represents reimbursements for certain operating costs at managed clubs. The recorded reimbursements do not include a markup and have no impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses of $259.7 million for the twenty-four weeks ended June 11, 2013 increased $10.3 million, or 4.1%, compared to the twenty-four weeks ended June 12, 2012. The increase is partially due to a $6.1 million increase in labor and food and beverage cost of goods sold associated with higher revenues. An increase of $1.4 million was attributable to club properties added during the past year. The remaining $2.8 million increase is related to certain operating costs at managed clubs, which are offset by reimbursements to the Company recorded within revenue, having no impact on operating income.

Depreciation and amortization expense decreased $3.9 million, or 10.6%, for the twenty-four weeks ended June 11, 2013 compared to the twenty-four weeks ended June 12, 2012, due to lower amortization expense from intangible assets that fully amortized at the end of fiscal 2012.

Loss on disposal of assets of $3.6 million for the twenty-four weeks ended June 11, 2013 primarily consisted of losses on asset retirements during the normal course of business. The loss on disposal of assets of $0.9 million for the twenty-four weeks ended June 12, 2012 was comprised primarily of losses on asset retirements offset by insurance proceeds of $1.5 million and eminent domain proceeds of $0.3 million.

Impairment of assets of $1.9 million for the twenty-four weeks ended June 11, 2013 was primarily comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value. Impairment of assets of $0.8 million for the twenty-four weeks ended June 12, 2012 was primarily comprised of an impairment of an equity method investment.

Selling, general and administrative expenses of $20.5 million for the twenty-four weeks ended June 11, 2013 decreased $0.1 million, or (0.7)%, compared to the twenty-four weeks ended June 12, 2012, due to a reduction in rent expense partially offset by an increase in labor and payroll related expenses. Furthermore, on July 12, 2013, Holdings, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering of its common stock. In connection with the Offering, we anticipate an increase in selling, general and administrative expenses.

Interest expense totaled $38.7 million and $39.7 million for the twenty-four weeks ended June 11, 2013 and June 12, 2012, respectively. The $1.0 million reduction is largely due to the November 2012 amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on our term loan facility.

The effective tax rates for the twenty-four weeks ended June 11, 2013 and June 12, 2012 were 44.2% and (17.2)%, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying our year-to-date pre-tax income or loss by an annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twenty-four weeks ended June 11, 2013 and June 12, 2012, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

Golf and Country Clubs

The following tables present key financial information for our golf and country clubs for the twenty-four weeks ended June 11, 2013 and June 12, 2012:

	Twenty-Four Weeks Ended
Same Store Golf and Country Clubs	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	99	99
Total revenues	$267,480	$259,247	$8,233	3.2%
Segment EBITDA	77,724	72,702	5,022	6.9%
Segment EBITDA %	29.1%	28.0%	1.1%

	Twenty-Four Weeks Ended
Total Golf and Country Clubs	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	103	100
Total revenues	$270,370	$260,287	$10,083	3.9%
Segment EBITDA	78,460	72,923	5,537	7.6%
Segment EBITDA %	29.0%	28.0%	1.0%

Total revenues for same store golf and country clubs increased $8.2 million, or 3.2%, for the twenty-four weeks ended June 11, 2013 compared to the twenty-four weeks ended June 12, 2012, primarily due to increases in membership and food and beverage revenues partially offset by lower golf operation revenues. Membership revenues increased $7.0 million or 5.5%, largely due to an increase in average dues per membership combined with the increase in memberships during the twenty-four weeks ended June 11, 2013. Food and beverage revenues increased $2.1 million, or 3.8%, due to an increase in a la carte revenue, driven by a 4.0% increase in a la carte covers, and increases in private party revenue. Golf operations revenues decreased $1.0 million, or 1.7%, largely due to favorable weather in the first quarter of 2012 providing an early start to the 2012 golf season and an 8.0% decline in member rounds for the twenty-four weeks ended June 12, 2012, caused by unfavorable weather in the mid Atlantic region.

Segment EBITDA for same store golf and country clubs increased $5.0 million, or 6.9%, for the twenty-four weeks ended June 11, 2013 compared to the twenty-four weeks ended June 12, 2012, due to the increase in higher margin membership dues revenue. As a result, same store Segment EBITDA margin for the twenty-four weeks ended June 11, 2013 increased 1.1% over the twenty-four weeks ended June 12, 2012.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twenty-four weeks ended June 11, 2013 and June 12, 2012:

	Twenty-Four Weeks Ended
Same Store & Total Business, Sports and Alumni Clubs	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Number of facilities at end of period in continuing operations	49	49
Total revenues	$79,496	$78,008	$1,488	1.9%
Segment EBITDA	14,126	14,114	12	0.1%
Segment EBITDA %	17.8%	18.1%	(0.3)%

Total revenues for business, sports and alumni clubs increased $1.5 million, or 1.9%, for the twenty-four weeks ended June 11, 2013 compared to the twenty-four weeks ended June 12, 2012, due to increases in food and beverage revenues and membership revenues. Food and beverage revenue increased $1.3 million, or 3.5%, due to increases in a la carte revenue driven by an 8.1% increase in a a la carte check average, and increases in private party revenue. The remaining membership revenue increase is largely due to increases in average dues per membership.

Segment EBITDA for business, sports and alumni clubs for the twenty-four weeks ended June 11, 2013 was flat compared to the twenty-four weeks ended June 12, 2012. Segment EBITDA margin for the twenty-four weeks ended June 11, 2013 declined 0.3% compared to the twenty-four weeks ended June 12, 2012 primarily due to increased leasing costs associated with the relocation and reinvention of one of our business clubs.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the for twenty-four weeks ended June 11, 2013 and June 12, 2012:

	Twenty-Four Weeks Ended
Other	June 11, 2013	June 12, 2012	Change	% Change
	(dollars in thousands)
Segment EBITDA	$(18,286)	$(15,842)	$(2,444)	(15.4)%

Other EBITDA decreased $2.4 million, or 15.4%, for the twenty-four weeks ended June 11, 2013 compared to the twenty-four weeks ended June 12, 2012 primarily due to the expiration of certain mineral lease and surface rights agreements during fiscal 2012.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain and fund expansions at our properties, be poised for external growth in the marketplace and make distributions to our equity holders. Historically, we have financed our business through cash flows from operations and debt. For the remainder of fiscal 2013, we anticipate cash flows from operations to be our primary source of cash and believe current assets and cash generated from operations will be sufficient to meet working capital needs, planned capital expenditures, and debt service obligations. We plan to use our remaining excess cash reserves to expand the business through capital improvement or expansion projects. We may elect to use cash from operations, debt or a combination thereof to finance future acquisition opportunities.

As of June 11, 2013, cash and cash equivalents totaled $40.4 million and we had access to an unused $30.4 million revolving credit facility for total liquidity of $70.8 million. Additionally, as of June 11, 2013, we held the option to increase the term loan facility by up to $50.0 million and the revolving credit facility by up to $25.0 million, subject to conditions and restrictions governing the Secured Credit Facilities.

Cash Flows from Operating Activities

Cash flows from operations totaled $37.8 million and $35.3 million for the twenty-four weeks ended June 11, 2013 and June 12, 2012, respectively. The $2.5 million increase in operating cash flows is due to the $8.2 million improvement in earnings partially offset by $5.7 million of changes in working capital during the normal course of business.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $26.5 million and $18.9 million for the twenty-four weeks ended June 11, 2013 and June 12, 2012, respectively. The increase in cash used for investing activities is due to a $3.5 million increase in capital spent to maintain our existing properties and $1.7 million increase in cash used for acquisitions. In addition, we received $2.0 million of insurance proceeds during the twenty-four weeks ended June 12, 2012 for damages caused by a hurricane.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $52.7 million and $7.1 million for the twenty-four weeks ended June 11, 2013 and June 12, 2012, respectively. During the twenty-four weeks ended June 11, 2013, we made a distribution of $35.0 million to the owners of our common stock and scheduled debt repayments of $18.2 million.

We may from time to time repurchase our Senior Notes in open market or privately negotiated purchases or redeem our Senior Notes pursuant to the terms of the indenture governing our Senior Notes. On July 12, 2013, Holdings, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering of its common stock. Upon effectiveness, Holdings intends to use the net proceeds it receives from this offering to reduce a portion of our outstanding indebtedness and for other general corporate purposes. In addition, after completion of this offering, Holdings intends to pay cash dividends on its common stock, subject to compliance with the credit agreement governing the Secured Credit Facilities and the indenture governing the Senior Notes.

Total cash and cash equivalents decreased by $41.4 million for the twenty-four weeks ended June 11, 2013 and increased by $9.9 million for the twenty-four weeks ended June 12, 2012.

Capital Spending

The nature of our business requires us to invest a significant amount of capital to maintain our existing properties. For the twenty-four weeks ended June 11, 2013 and June 12, 2012, we spent approximately $10.1 million and $8.5 million, respectively, in capitalized costs to maintain our existing properties. Throughout the second half of fiscal year 2013, we anticipate spending approximately $13.0 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also elect to spend discretionary capital to expand and improve existing properties and enter into new business opportunities through acquisitions. Capital expansion funding totaled approximately $16.4 million and $12.9 million for the twenty-four weeks ended June 11, 2013 and June 12, 2012, respectively. We currently anticipate spending approximately $33.0 million on expansion projects and club acquisitions during the remainder of fiscal year 2013. This amount is subject to change should we identify additional opportunities to expand our business, acquire new properties or become aware of events that could adversely impact our discretionary spending ability.

Debt

2010 Secured Credit Facilities — On November 30, 2010, we entered into secured credit facilities (“Secured Credit Facilities”). These facilities are comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which includes letter of credit and swing line facilities. The term loan facility matures November 30, 2016 and the revolving credit facility expires on November 30, 2015.

As of June 11, 2013, we had $19.6 million of standby letters of credit outstanding and $30.4 million remaining available for borrowing under the revolving credit facility.

As of June 11, 2013, the credit agreement governing the Secured Credit Facilities required ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis as shown in the following table:

June 11, 2013
Financial ratios:
Total adjusted debt to Adjusted EBITDA (“Total Leverage Ratio”)	Less than:	5.35x
Adjusted EBITDA to total adjusted interest expense (“Interest Coverage Ratio”)	Greater than:	2.15x

As of June 11, 2013, we were in compliance with all covenant restrictions under the Secured Credit Facilities. The following table shows the financial ratios as of June 11, 2013 on a four quarter rolling basis for continuing operations:

	Four Quarters Ended
	June 11, 2013
	(dollars in thousands)
Adjusted EBITDA (1)	$171,337
Total adjusted debt (2)	$762,782
Total adjusted interest expense (3)	$62,586
Financial ratios:
Total Leverage Ratio	4.45	x
Interest Coverage Ratio	2.74	x
_______________________

(1)	See ‘‘—Basis of Presentation’’ for the definitions of EBITDA and Adjusted EBITDA and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.

(2)	The reconciliation of total debt to adjusted debt is as follows:

As of June 11, 2013
(dollars in thousands)
Long-term debt (net of current portion)	$763,013
Current maturities of long-term debt	14,498
Outstanding letters of credit (a)	19,550
Uncollateralized surety bonds (b)	721
Adjustment per credit agreement (c)	(35,000)
Total adjusted debt	$762,782
  _______________________________

(a)      Represents total outstanding letters of credit.

(b)       Represents surety bonds not collateralized by letters of credit.

(c)        Represents an adjustment per the Secured Credit Facilities. Total debt is reduced by the lesser of
(i) $35.0 million or (ii) total unrestricted cash and cash equivalents.

(3)	The reconciliation of interest expense to to adjusted interest expense is as follows:

	Twenty-Four Weeks Ended	Four Quarters Ended
	June 11, 2013	June 11, 2013
	(dollars in thousands)
Interest expense	$38,657	$87,284
Less: Interest expense related to initiation deposit liabilities (a)	(9,334)	(22,551)
Less: Loan origination fee amortization (b)	(1,053)	(2,164)
Less: Revolver commitment fees (c)	(116)	(214)
Add: Capitalized interest (d)	129	284
Add: Interest income	(25)	(53)
Total adjusted interest expense	$28,258	$62,586
 _______________________________

(a)     Represents amortization of discount on initiation deposit liabilities.

(b)     Represents amortization of loan origination fees on long-term debt.

(c)     Represents commitment fees on the revolving credit facility.

(d)      Represents capitalized interest.

On November 16, 2012, we entered into an amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on the term loan facility from the higher of (i) 6.0% or (ii) an elected LIBOR plus a margin of 4.5% to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%. This amendment did not apply to the revolving credit facility or any incremental facilities.

Subsequent to the twelve weeks ended June 11, 2013, on July 24, 2013, we entered into a second amendment to the credit agreement governing the Secured Credit Facilities to reduce the interest rate on the term loan facility, increase the principal borrowed under the term loan facility, extend the maturity date of the term loan facility, eliminate the quarterly principal payment requirement under the term loan facility, increase the amount of incremental facilities and modify certain financial covenants and non-financial terms and conditions associated with the credit agreement governing the Secured Credit Facilities.

The interest rate on the term loan facility was reduced to the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25%, with an additional reduction to the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%, upon successful completion of an initial public offering with proceeds of at least $50.0 million. The term loan facility principal balance was increased to $301.1 million and the maturity date was extended to July 24, 2020. The capacity available under the incremental facilities was increased to $135.0 million in new revolving credit commitments, plus $75.0 million in new revolving credit and term loan commitments combined, with additional capacity for incremental revolving credit and/or term loan commitments thereafter if certain financial covenants are met.

Additionally, the total leverage ratio and interest coverage ratio financial covenants were replaced by the Senior Secured Leverage Ratio covenant which applies to the revolving credit facility. The Senior Secured Leverage Ratio, defined as Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in “Basis of Presentation"), requires ClubCorp and its restricted subsidiaries to maintain a coverage no greater than 4.00:1.00 for each fiscal quarter ended on or after June 30, 2013. If the Senior Secured Leverage Ratio would have been in place as of June 11, 2013 our coverage would have been approximately 2.00:1.00.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

As of June 11, 2013, we were jointly and severally liable for certain pension funding liabilities associated with one of the resorts we sold in connection with the ClubCorp Formation. We did not accrue a liability, as we did not believe it was probable that claims would be made against ClubCorp. The unfunded obligation for such plan was approximately $10.4 million and no claims were made against ClubCorp for funding.

On July 1, 2013, certain resorts and clubs were sold by affiliates of KSL and the purchaser of one of these resorts assumed the pension liability for which we were previously contingently liable and agreed to indemnify the affiliates of KSL, which are our affiliates, for such liability.

There have been no other material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2012 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the twenty-four weeks ended June 11, 2013 from those previously disclosed in our 2012 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of Exchange Act) as of June 11, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 11, 2013.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 11, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Economic recessions or downturns could negatively affect our business, financial condition and results of operations.
A substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions. The recent recession led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets, which negatively affected our business, financial condition and results of operations. For example, for the fiscal years ended December 25, 2012, December 27, 2011, December 28, 2010, December 29, 2009 and December 30, 2008, we experienced attrition (i.e., members who resign) in member count of 16.4%, 15.9%, 17.2%, 17.0% and 17.4%, respectively, in our golf and country clubs and 22.9%, 23.5%, 24.2%, 27.1% and 27.0%, respectively, in our business, sports and alumni clubs. A renewed economic downturn in the United States may lead to increases in unemployment and loss of consumer confidence which would likely translate into resignations of existing members, a decrease in the rate of new memberships and reduced spending by our members. As a result, our business, financial condition and results of operations may be materially adversely affected by a renewed economic downturn.
Our businesses will remain susceptible to future economic recessions or downturns, and any significant adverse shift in general economic conditions, whether local, regional, national or global, would likely have a material adverse effect on our business, financial condition and results of operations. During such periods of adverse economic conditions, we may be unable to increase membership dues or the price of our products and services and experience increased rates of resignations of existing members, a decrease in the rate of new memberships or reduced spending by our members, any of which may result in, among other things, decreased revenues and financial losses. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets or face increased funding costs, which could make it more difficult or impossible for us to obtain funding for additional investments and harm our results of operations.
We may not be able to attract and retain club members, which could harm our business, financial condition and results of operations.
Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends could adversely affect our business. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, results of operations and financial condition. For the fiscal year ended December 25, 2012, 46.0% of our total operating revenues came from monthly membership dues. During the same period, 22.9% of our business, sports and alumni club memberships (approximately 14,500 memberships), and 16.4% of our private country club and semi-private golf and country memberships (approximately 13,000 memberships) were resigned, resulting in a net (loss) gain in memberships of (1.4)% and 0.3%, respectively, after the addition of new memberships. If we cannot attract new members or retain our existing members, our business, financial condition and results of operations could be harmed.
Changes in consumer spending patterns, particularly discretionary expenditures for leisure, recreation and travel, are susceptible to factors beyond our control that may reduce demand for our products and services.
Consumer spending patterns, particularly discretionary expenditures for leisure, recreation and travel, are particularly susceptible to factors beyond our control that may reduce demand for our products and services, including demand for memberships, golf, vacation and business travel and food and beverage sales. These factors include:

•	low consumer confidence;

•	depressed housing prices;

•	changes in the desirability of particular locations, residential neighborhoods, office space or travel patterns of members;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business (e.g., industry conventions);

•	natural disasters, such as earthquakes, tornadoes, hurricanes, wildfires and floods;

•	outbreaks of pandemic or contagious diseases, such as avian or swine flu, and severe acute respiratory syndrome;

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events; and

•	the financial condition of the airline, automotive and other transportation‑related industries and its impact on travel.
These factors and other global, national and regional conditions can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. For example, during the recent recession, many businesses dramatically decreased the number of corporate events and meetings hosted at facilities such as convention centers, hotels, business clubs, golf clubs, resorts and retreats in an effort to cut costs and in response to public opinion relating to excess corporate spending, which negatively impacted the amount of business for such facilities, including certain of our facilities. Any one or more of these factors could limit or reduce demand or the rates our clubs are able to charge for memberships or services, which could harm our business and results of operations.
Unusual weather patterns and extreme weather events, as well as periodic and quasi‑periodic weather patterns, such as those commonly associated with the El Niño/La Niña-Southern Oscillation, could adversely affect the value of our golf courses or negatively impact our business and results of operations.
Our operations and results are susceptible to non-seasonal and severe weather patterns. Extreme weather events or patterns in a given region, such as heavy rains, prolonged snow accumulations, extended heat waves and high winds, could reduce our revenues for that region by interrupting activities at affected properties which could negatively impact our business and results of operations.
One factor that specifically affects our real estate investments in golf courses is the availability of water. Turf grass conditions must be satisfactory to attract play on our golf courses, which requires significant amounts of water. Our ability to irrigate a golf course could be adversely impacted by a drought or other cause of water shortage, such as the recent drought affecting the southern United States and associated government imposed water restrictions. A severe drought of extensive duration experienced in regard to a large number of properties could adversely affect our business and results of operations.
We also have a high concentration of golf clubs in California, Florida and Texas, which can experience periods of unusually hot, cold, dry or rainy weather due to a variety of periodic and quasi‑periodic global climate phenomenon, such as the El Niño/La Niña-Southern Oscillation. For example, during 2011, we incurred $0.3 million, or 7.2%, higher golf course maintenance utility expenses for the fiscal period starting on June 15, 2011 and ending on September 6, 2011 compared to the corresponding fiscal period in 2010, due to unusually hot and severe drought conditions in certain portions of the southern United States. If these phenomenon and their impacts on weather patterns persist for extended periods of time, our business and results of operations could be harmed.

We could be required to make material cash outlays in future periods if the number of initiation deposit refund requests we receive materially increases or if we are required to surrender unclaimed initiation deposits to state authorities under applicable escheatment laws.
At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. Initiation fees, which are more typical for our business clubs and mid-market golf and country clubs, are generally nonrefundable. In contrast to initiation fees, initiation deposits, which are typical in our more prestigious golf and country clubs, paid by members upon joining one of our clubs are fully refundable after a fixed number of years, typically 30 years, and upon the occurrence of other contract‑specific conditions. Historically, only a small percentage of initiation deposits eligible to be refunded have been requested by members. As of June 11, 2013, the amount of initiation deposits that are eligible to be refunded currently or within the next 12 months is $102.0 million on a gross basis. When refunds are requested, we must fund the payment of such amounts from our available cash. If the number of refunds dramatically increases in the future, our financial condition could suffer and the funding requirement for such refunds could strain our cash on hand or otherwise force us to reduce or delay capital expenditures, sell assets or operations or seek additional capital in order to raise the cash necessary to make such refunds. As of June 11, 2013, the discounted value of initiation deposits that may be refunded in future years (not including the next 12 months) is $203.1 million. For more information on our initiation deposit amounts, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” contained in our 2012 Annual Report.
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
In addition, most of the states in which we conduct business have hired independent agents to conduct unclaimed and abandoned property audits of our operations. Certain categories of property, such as uncashed payroll checks or uncashed vendor payments, are escheatable in the ordinary course of business and we have entered into closing agreements with the majority of the states regarding the escheatment of cash amounts for such categories and have remitted these amounts to the respective states. If any state asserts that any or all of the initiation deposits eligible to be refunded to members that have not been refunded to members during the applicable dormancy period, depending on the state in which a club is located, are to be remitted to such state under applicable escheatment laws, we expect to vigorously defend our position on the matter. However, if we are ultimately unsuccessful in arguing our right to continue holding such amounts, we may be forced to pay such amounts to the claiming states. While we believe we have strong arguments against any potential claims for the escheatment of unclaimed initiation deposits made under state escheatment laws, if a material portion of the initiation deposits otherwise eligible to be refunded were awarded to any states, our financial condition could be materially and adversely affected and we may be required to reduce or delay capital expenditures, sell assets or operations or seek additional capital in order to raise the corresponding cash required to satisfy such awards. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet such obligations or that these actions would be permitted under the terms of our existing or future debt agreements.
Our ability to attract and retain members depends heavily on successfully locating our clubs in suitable locations, and any impairment of a club location, including any decrease in member or customer traffic, could impact our results of operations.
Our approach to identifying clubs in suitable locations typically favors locations where our facilities are or can become a part of the community. As a result, our clubs are typically located near urban and residential centers that we believe are consistent with our members' lifestyle choices. Memberships and sales at these locations are derived, in part, from proximity to key local landmarks, business centers, facilities and residential areas. We may be forced to close clubs or club locations may become unsuitable due to, and such clubs' results of operations may be harmed by, among other things:

•	economic downturns in a particular area;

•	competition from nearby recreational or entertainment venues;

•	changing demographics in a particular market or area;

•	changing lifestyle choices of consumers in a particular market; and

•	the closing or declining popularity of other businesses and entertainment venues located near our clubs.
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
We currently operate multiple clubs in several metropolitan areas, including fifteen in and around Dallas, Texas, thirteen near Houston, Texas, eight in the greater Los Angeles, California region, four near Sacramento, California, four in and around Phoenix, Arizona, eight in the greater Atlanta, Georgia region and four near Tampa, Florida. As a result, any prolonged disruption in the operations of our clubs in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the clubs as a result of a natural disaster, fire or any other reason, could harm our results of operations or may result in club closures. In addition, some of the metropolitan areas where we operate clubs have been disproportionately affected by the economic downturn and the decline in home prices and increase in foreclosure rates, and could continue to be disproportionately affected by a renewed economic downturn. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.
Seasonality may adversely affect our business and results of operations.
Our quarterly results fluctuate as a result of a number of factors. Usage of our country club and golf facilities declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. Our business clubs typically generate a greater share of their annual revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the first, second and third fiscal quarters each consist of 12 weeks, whereas the fourth quarter consists of 16 or 17 weeks of operations. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and cash flows in the first quarter. This seasonality means our business and results of operations are disproportionately vulnerable to the occurrence of other risks during the periods of increased member usage due to the larger percentage of revenues we generate during such times.
Competition in the industry in which we compete could have a material adverse effect on our business and results of operations.
We operate in a highly competitive industry, and compete primarily on the basis of reputation, featured facilities, location, quality and breadth of member product offerings and price. As a result, competition for market share in the industry in which we compete is significant. In order to succeed, we must take market share from local and regional competitors and sustain our membership base in the face of increasing recreational alternatives available to our existing and potential members.
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
Our golf and country club facilities compete on a local and regional level with other country clubs and golf facilities. The level of competition in the country club and golf facility business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a negative impact on our business and results of operations.
Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative venues for recreational pursuits, such as multi-use sports and athletic centers. In addition, member‑owned and individual privately‑owned clubs may be able to create a perception of exclusivity that we have difficulty replicating given the diversity of our portfolio of clubs and the scope of our holdings. To the extent these alternatives succeed in diverting actual or potential members away from our facilities or affect our membership rates, our business and results of operations could be harmed.
Our future success is substantially dependent on the continued service of our senior management and key employees.
The loss of the services of our senior management could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing management and key employees, including club managers, membership sales and support personnel, which could result in harm to our member and employee relationships, loss of expertise or know-how and unanticipated recruitment and training costs. In addition, we have not obtained key man life insurance policies for any of our senior management team. As a result, it may be difficult to cover the financial loss if we were to lose the services of any members of our senior management team. The loss of members of our senior management team or key employees could have an adverse affect on our business and results of operations.
Our large workforce subjects us to risks associated with increases in the cost of labor as a result of increased competition for employees, higher employee turnover rates and required wage increases and health benefit coverage, lawsuits or labor union activity.
Labor is our primary property‑level operating expense. As of June 11, 2013, we employed approximately 14,800 hourly-wage and salaried employees at our clubs and corporate offices. For the fiscal year ended December 25, 2012, labor‑related expense accounted for 48.6% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federal or state minimum wage or other employee benefit costs. For example, we are continuing to assess the impact of federal health care reform law and regulations on our health care benefit costs, which will likely increase the amount of healthcare expenses paid by us. If labor‑related expenses increase, our operating expense could increase and our business, financial condition and results of operations could be harmed.
We are subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations.
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
Increases in our cost of goods, rent, water, utilities and taxes could reduce our operating margins and harm our business, financial condition and results of operations.
Increases in operating costs due to inflation and other factors may not be directly offset by increased revenue. Our most significant operating costs, other than labor, are our cost of goods, water, utilities, rent and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control.
Our cost of goods such as food and beverage costs account for a significant portion of our total property‑level operating expense. Cost of goods represented 15.2% of our total operating expense for the fiscal year ended December 25, 2012. While we have not experienced material increases in the cost of goods, if our cost of goods increased significantly and we are not able to pass along those increased costs to our members in the form of higher prices or otherwise, our operating margins would suffer, which would have an adverse effect on our business, financial condition and results of operations.
In addition, rent accounts for a significant portion of our property‑level operating expense - rent expense represented 4.9% of our total operating expense for the fiscal year ended December 25, 2012. Significant increases in our rent costs would increase our operating expense and our business, financial condition and results of operations may suffer.

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
As of June 11, 2013, we were significantly leveraged and our total indebtedness was approximately $777.5 million. Our substantial degree of leverage could have important consequences for our investors, including the following:

•
it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate or other purposes;

•
a substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, strategic initiatives, capital expenditures, acquisitions and other business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	certain of our borrowings, including borrowings under the Secured Credit Facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

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
Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot guarantee that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of the requisite operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Secured Credit Facilities and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under the Secured Credit Facilities could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Senior Notes limit, but do not fully prohibit us from doing so. The Secured Credit Facilities also limit, but do not fully prohibit us from doing so. As of June 11, 2013, $30.4 million was available for borrowing under the revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
Restrictive covenants may adversely affect our operations.
The Secured Credit Facilities and the indenture governing the Senior Notes contain various covenants that limit our ability to, among other things:

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
In addition, the restrictive covenants in the Secured Credit Facilities require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot guarantee that we will meet them. A breach of any of these covenants could result in a default under the Secured Credit Facilities. Upon the occurrence of an event of default under the Secured Credit Facilities, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Secured Credit Facilities. If the lenders under the Secured Credit Facilities accelerate the repayment of borrowings, the holders of the Senior Notes could declare a cross‑ default, and we cannot guarantee that we will have sufficient assets to repay the Secured Credit Facilities, the Senior Notes, and our other indebtedness, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under the Secured Credit Facilities, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As of July 24, 2013, the interest rate on the term loan facility is the higher of (i) 4.25% (“Floor”) or (ii) an elected LIBOR plus a margin of 3.25%. Upon successful completion of an initial public offering with proceeds of at least $50.0 million, the interest rate will be reduced to the higher of (i) 4.0% (“Floor”) or (ii) an elected LIBOR plus a margin of 3.0%. An interest rate cap agreement limits our exposure on the elected LIBOR to 2.0% on a notional amount of $155.0 million. As of July 24, 2013, our term loan facility will be effectively subject to the Floor until LIBOR exceeds 1.25%. As of July 24, 2013, LIBOR was below the Floor, such that a hypothetical 0.50% increase in LIBOR applicable to our term loan facility would not result in an increase in interest expense.
Timing, budgeting and other risks could delay our efforts to develop, redevelop or renovate the properties that we own, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.
We must regularly expend capital to construct, maintain and renovate the properties that we own in order to remain competitive, pursue our business strategies, maintain and build the value and brand standards of our properties and comply with applicable laws and regulations. In addition, we must periodically upgrade or replace the furniture, fixtures and equipment necessary to operate our business. These efforts are subject to a number of risks, including:

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
The timing of capital improvements can affect property performance, including membership sales, retention and usage, particularly if we need to close golf courses or a significant number of other facilities, such as ballrooms, meeting spaces or dining areas. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.

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
We continually evaluate opportunities to expand our business through strategic and complementary acquisitions of attractive properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, properties or assets as well as these alliances are subject to risks that could affect our business, including risks related to:

•	spending cash and incurring debt;

•	assuming contingent liabilities;

•	creating additional expenses; or

•	use of management's time and attention.
We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of the Secured Credit Facilities, the indenture governing the Senior Notes or other indebtedness we may incur.
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
As of June 11, 2013, we owned seven properties in partnership with other entities, including joint ventures relating to six of our golf facilities and one of our business clubs, and may in the future enter into further joint ventures or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the risk that we may not be able to sell or dispose of our interest as a result of buy/sell rights that may be imposed by the joint venture agreement, the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and the risk that our partner may be able to veto actions which may be in our best interests. Consequently, actions by a partner might subject clubs owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our partners, or our partners could take actions binding on the joint venture without our consent. Any of the foregoing could have a negative impact on the joint venture or its results of operations, and subsequently on our business or results of operations.
Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We carry commercial liability, fire, flood, earthquake, catastrophic wind and extended insurance coverage, as applicable, from solvent insurance carriers on all of our properties. We believe that the policy specifications and insured limits are adequate for foreseeable losses with terms and conditions that are reasonable and customary for similar properties and that all of our existing golf and business clubs are insured within industry standards. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations or the replacement cost of any lost investment. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues from the property. Additionally, we could remain obligated for performance guarantees in favor of third‑party property owners or for their debt or other financial obligations and we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry does not sufficiently cover damages or other losses, our business, financial condition and results of operations could be harmed.
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
The failure to comply with regulations relating to public facilities or the failure to retain licenses relating to our properties may harm our business and results of operations.
Our business is subject to extensive federal, state and local government regulation in the various jurisdictions in which our clubs are located, including regulations relating to alcoholic beverage control, public health and safety, environmental hazards and food safety. Alcoholic beverage control regulations require each of our clubs to obtain licenses and permits to sell alcoholic beverages on the premises. The failure of a club to obtain or retain its licenses and permits would adversely affect that club's operations and profitability. We may also be subject to dram shop statutes in certain states, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop lawsuit in excess of liability coverage could have a material adverse effect on our operations.
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
Our properties and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our club facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing regarding our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.
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
We are subject to laws and regulations enacted by national, state and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have an adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business, investments and results of operations.
Failure to comply with privacy regulations or maintain the integrity of internal or customer data could result in faulty business decisions or harm to our reputation or subject us to costs, fines or lawsuits.
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
We invest in and license technology and systems for property management, procurement, membership records and specialty programs. We believe that we have designed, purchased and installed appropriate information systems to support our business. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our requirements and growth, or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate our requirements and growth, or an increase in costs related to maintaining and developing such information systems, including associated labor costs, could have a material adverse effect on us. Further, there can be no assurance that as various systems and technologies become outdated or new technology is required that we will be able to replace or introduce them as quickly as our competitors or within budgeted costs and timeframes. In addition, we rely on third‑party service providers for certain aspects of our business. Additionally, while we have cyber security procedures in place, a security breach could disrupt our business and have a material adverse effect on us. Any interruption or deterioration in the performance of our information systems could impair the quality of our operations and could impact our reputation and hence adversely affect our business and limit our ability to grow.
We may be required to write-off a portion of our goodwill and/or indefinite lived intangible asset balances as a result of a prolonged and severe economic recession.
Under GAAP, we are required to test goodwill and indefinite lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite lived intangible assets below book value. We evaluate the recoverability of goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends and market and economic conditions. We evaluate the recoverability of indefinite lived intangible assets using the income approach based upon estimated future revenue streams. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our 2012 Annual Report. If a severe prolonged economic downturn were to occur, it could cause less than expected growth or a reduction in terminal values of our reporting units and could result in a goodwill or indefinite lived intangible asset impairment charge attributable to certain goodwill or indefinite lived intangible assets, negatively impacting our results of operations and stockholders' equity.
We are subject to tax examinations of our tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions and may be subject to similar examinations in the future. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. Intercompany transactions associated with provision of services and cost sharing arrangements, as well as those associated with the ClubCorp Formation, are complex and affect our tax liabilities. On February 14, 2013, we were notified that the IRS will examine certain components of the 2010 tax return, which includes the ClubCorp Formation. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. We are also undergoing audits by the Mexican taxing authorities related to certain of our foreign subsidiaries and have received notification of assessments by the Mexican taxing authorities related to two of these foreign subsidiaries which we intend to protest. There can be no assurance that the outcomes from ongoing tax examinations will not have an adverse effect on our operating results and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our operating results and financial condition.
The cancellation of certain indebtedness in connection with the ClubCorp Formation resulted in cancellation of indebtedness income to us. Should the estimates and judgments used in our calculation of such cancellation of indebtedness income prove to be inaccurate, our financial results could be materially affected.
Cancellation of debt income occurred for U.S. federal income tax purposes in connection with the consummation of the ClubCorp Formation due to the forgiveness of $342.3 million of debt owed under the then existing secured credit facilities. We took the position that substantially all of such income was not includible in our taxable income under the insolvency exception provided by Section 108 of the Internal Revenue Code of 1986, as amended (the “Code”). On February 14, 2013, we were notified that the IRS will examine certain components of the 2010 tax return, which includes the ClubCorp Formation. The calculation of the amount of cancellation of indebtedness income recognized in connection with the ClubCorp Formation is complex and involves significant judgments and interpretations on our part, including the value of any assets at such time. Should the estimates and judgments used in our calculation of cancellation of indebtedness income prove to be inaccurate, our financial results could be materially affected.

We are controlled by affiliates of KSL, whose interests may be different than the interests of other investors.
Affiliates of KSL beneficially own approximately 100% of our common stock. As a result, affiliates of KSL have the ability to elect all of the members of our Board of Directors and thereby may be able to indirectly control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated articles of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, KSL's affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, KSL's affiliates could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue‑generating assets.
KSL is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, including investments in the leisure and hospitality industries.
On December 26, 2012, our Board of Directors declared a special cash distribution of $35.0 million to the owners of our common stock. The distribution was paid on December 27, 2012. At the time of the distribution, Fillmore CCA Investment, LLC, an affiliate of KSL, owned 100% of our common stock.
Holdings, the indirect parent company of the Company, has filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for a proposed initial public offering of its common stock (the “Offering”).
Holdings intends to use the net proceeds it receives from the Offering to reduce a portion of our outstanding indebtedness and for other general corporate purposes. An affiliate of KSL is also offering shares in the same initial public offering. The registration statement relating to the Offering has been filed with the SEC, but has not yet become effective.
We will incur increased costs as a result of Holdings becoming a public company, and our management will be required to devote substantial time to comply with the laws and regulations affecting public companies. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
After completion of the Offering, we intend to pay cash dividends on our common stock, subject to our compliance with the credit agreement governing our Secured Credit Facilities, the indenture governing our Senior Notes and applicable law. Payment of cash dividends will also depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, and other factors that our Board of Directors may deem relevant. Payment of cash dividends will reduce the Company's liquidity and could impact our ability to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to take any of these actions, or that these actions would be successful.

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
10.1
Joinder Agreement, dated as of January 16, 2013, by and between ClubCorp NV I, LLC, a Nevada limited liability company; ClubCorp NV II, LLC, a Nevada limited liability company; ClubCorp NV III, LLC, a Nevada limited liability company; ClubCorp NV IV, LLC, a Nevada limited liability company; and ClubCorp NV V, LLC, a Nevada limited liability company and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

10.2
Pledge Amendment, dated as of January 16, 2013, by and between ClubCorp USA, Inc. and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

10.3
Amendment No. 2, dated as of July 24, 2013, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner.

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

CLUBCORP CLUB OPERATIONS, INC.

Date: July 26, 2013	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)