Form 10-Q
period 2013-09-03
ClubCorp Club Operations, Inc.
filed 2013-10-18
CIK 1515382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 3, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant's shares of common stock are not traded on an exchange or in any public market. As of October 15, 2013, the number of the shares outstanding of the registrant's common stock was 1,000.

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Unaudited consolidated condensed statements of operations and comprehensive income (loss) for the twelve and thirty-six weeks ended September 3, 2013 and September 4, 2012	1
	Unaudited consolidated condensed balance sheets as of September 3, 2013 and December 25, 2012	2
	Unaudited consolidated condensed statements of cash flows for the thirty-six weeks ended September 3, 2013 and September 4, 2012	3
	Unaudited consolidated condensed statements of changes in equity for the thirty-six weeks ended September 3, 2013 and September 4, 2012	4
	Notes to unaudited consolidated condensed financial statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	52

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	54
Item 6.	Exhibits	54

Signatures.		55

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Twelve and Thirty-Six Weeks Ended September 3, 2013 and September 4, 2012

(In thousands of dollars)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2013	September 4, 2012	September 3, 2013	September 4, 2012
REVENUES:
Club operations	$143,487	$131,557	$394,696	$372,292
Food and beverage	50,809	47,778	148,615	141,303
Other revenues	539	662	2,203	2,164
Total revenues	194,835	179,997	545,514	515,759

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	127,732	117,333	354,570	335,337
Cost of food and beverage sales exclusive of depreciation	17,185	15,780	49,179	45,952
Depreciation and amortization	17,030	17,592	49,497	53,926
Provision for doubtful accounts	1,102	983	2,004	2,216
Loss on disposals of assets	2,745	2,536	6,376	3,456
Impairment of assets	24	—	1,905	770
Equity in earnings from unconsolidated ventures	(424)	(349)	(966)	(959)
Selling, general and administrative	11,250	9,679	31,747	30,325
OPERATING INCOME	18,191	16,443	51,202	44,736

Interest and investment income	80	29	224	86
Interest expense	(19,254)	(19,831)	(57,911)	(59,510)
Other income	—	92	—	1,823
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(983)	(3,267)	(6,485)	(12,865)
INCOME TAX (EXPENSE) BENEFIT	(3,887)	1,601	(1,460)	(49)
LOSS FROM CONTINUING OPERATIONS	(4,870)	(1,666)	(7,945)	(12,914)
Loss from discontinued clubs, net of income tax (expense) benefit of $(2) and $1,232 for the twelve weeks ended September 3, 2013 and September 4, 2012, respectively, and $2 and $1,260 for the thirty-six weeks ended September 3, 2013 and September 4, 2012, respectively	(4)	(10,571)	(5)	(10,575)
NET LOSS	(4,874)	(12,237)	(7,950)	(23,489)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(129)	(15)	(131)	(169)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(5,003)	$(12,252)	$(8,081)	$(23,658)

NET LOSS	(4,874)	(12,237)	(7,950)	(23,489)
Foreign currency translation, net of tax	(1,430)	1,582	(988)	1,111
OTHER COMPREHENSIVE (LOSS) INCOME	(1,430)	1,582	(988)	1,111
COMPREHENSIVE LOSS	(6,304)	(10,655)	(8,938)	(22,378)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(129)	(15)	(131)	(169)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(6,433)	$(10,670)	$(9,069)	$(22,547)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of September 3, 2013 and December 25, 2012

(In thousands of dollars, except share and per share amounts)

	September 3, 2013	December 25, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,226	$81,851
Receivables, net of allowances of $3,295 and $2,626 at September 3, 2013 and December 25, 2012, respectively	84,230	51,580
Inventories	16,409	14,361
Prepaids and other assets	14,962	12,199
Deferred tax assets	8,076	8,076
Total current assets	166,903	168,067
Investments	9,110	11,166
Property and equipment, net (includes $9,598 and $9,870 related to VIEs at September 3, 2013 and December 25, 2012, respectively)	1,239,899	1,223,539
Notes receivable, net of allowances of $652 and $563 at September 3, 2013 and December 25, 2012, respectively	4,468	3,183
Goodwill	258,459	258,459
Intangibles, net	30,512	31,958
Other assets	28,120	23,224
TOTAL ASSETS	$1,737,471	$1,719,596

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,376	$24,988
Membership initiation deposits - current portion	105,810	91,398
Accounts payable	27,876	27,441
Accrued expenses	45,509	35,989
Accrued taxes	20,772	16,637
Other liabilities	80,903	52,915
Total current liabilities	292,246	249,368
Long-term debt (includes $1,424 and $1,571 related to VIEs at September 3, 2013 and December 25, 2012, respectively)	773,967	756,532
Membership initiation deposits	204,012	202,630
Deferred tax liability	206,206	208,993
Other liabilities	131,914	129,009
Total liabilities	1,608,345	1,546,532
Commitments and contingencies (See Note 13)

EQUITY
Common stock of ClubCorp Club Operations, Inc., Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding at September 3, 2013 and December 25, 2012	1	1
Additional paid-in capital	178,310	213,310
Accumulated other comprehensive loss	(1,660)	(672)
Retained deficit	(58,221)	(50,140)
Total stockholders’ equity	118,430	162,499
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,696	10,565
Total equity	129,126	173,064
TOTAL LIABILITIES AND EQUITY	$1,737,471	$1,719,596

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Thirty-Six Weeks Ended September 3, 2013 and September 4, 2012

 (In thousands of dollars)

	Thirty-Six Weeks Ended
	September 3, 2013	September 4, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,950)	$(23,489)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	47,521	47,393
Amortization	1,977	6,826
Asset impairments	1,905	5,973
Bad debt expense	2,014	2,256
Equity in earnings from unconsolidated ventures	(966)	(959)
Distribution from investment in unconsolidated ventures	2,429	1,346
Loss on disposals of assets	6,376	10,113
Amortization of debt issuance costs	1,550	1,388
Accretion of discount on member deposits	14,149	13,836
Amortization of surface rights bonus revenue	—	(1,823)
Amortization of above and below market rent intangibles	115	176
Net change in deferred tax assets and liabilities	(3,509)	(6,039)
Net change in prepaid expenses and other assets	(5,241)	(2,766)
Net change in receivables and membership notes	(28,659)	(19,858)
Net change in accounts payable and accrued liabilities	7,104	6,521
Net change in other current liabilities	30,561	28,079
Net change in other long-term liabilities	(2,516)	(2,872)
Net cash provided by operating activities	66,860	66,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,066)	(31,467)
Acquisitions of clubs	(10,785)	(3,570)
Proceeds from dispositions	90	393
Proceeds from insurance	—	1,978
Net change in restricted cash and capital reserve funds	34	97
Return of capital in equity investments	592	—
Net cash used in investing activities	(52,135)	(32,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(21,999)	(10,797)
Proceeds from new debt borrowings	10,713	—
Purchase of interest rate cap agreement	—	(8)
Debt issuance and modification costs	(6,684)	(167)
Distribution to owners	(35,000)	—
Proceeds from new membership initiation deposits	760	552
Repayments of membership initiation deposits	(1,030)	(455)
Net cash used in financing activities	(53,240)	(10,875)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(110)	787
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,625)	23,444
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,851	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$43,226	$73,761

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP CLUB OPERATIONS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Thirty-Six Weeks Ended September 3, 2013 and September 4, 2012

(In thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE - December 27, 2011	$198,409	$1	$213,310	$(2,562)	$(23,564)	$11,224
Net (loss) income	(23,489)	—	—	—	(23,658)	169
Other comprehensive income	1,111	—	—	1,111	—	—
BALANCE - September 4, 2012	$176,031	$1	$213,310	$(1,451)	$(47,222)	$11,393

BALANCE - December 25, 2012	$173,064	$1	$213,310	$(672)	$(50,140)	$10,565
Distributions to owners	(35,000)	—	(35,000)	—	—	—
Net (loss) income	(7,950)	—	—	—	(8,081)	131
Other comprehensive loss	(988)	—	—	(988)	—	—
BALANCE - September 3, 2013	$129,126	$1	$178,310	$(1,660)	$(58,221)	$10,696

 See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, unless otherwise indicated)

1. ORGANIZATION

ClubCorp Club Operations, Inc. (“ClubCorp”) is a holding company that was formed on November 10, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010 for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs. ClubCorp has two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. ClubCorp is a wholly owned subsidiary of CCA Club Operations Holdings, LLC (“Parent”), which is a wholly owned subsidiary of ClubCorp Holdings, Inc. (“Holdings”). As of October 15, 2013, the majority of Holdings' common stock is owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. ClubCorp, together with its subsidiaries, may be referred to as “we,” “us,” “our,” or the “Company.”

On September 25, 2013, Holdings completed an initial public offering in which it sold 13,200,000 shares of common stock and Fillmore sold 4,800,000 shares. The offering generated net proceeds to Holdings of approximately $168.8 million after deducting underwriting discounts and commissions and estimated offering expenses. Holdings subsequently contributed the net proceeds to the Company. We did not receive any proceeds from the sale of shares of common stock offered by Fillmore. See further discussion in Note 16.

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

The accompanying consolidated condensed financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ClubCorp for the year ended December 25, 2012.

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

Membership initiation fees and deposits recognized within club operations revenue on the consolidated condensed statements of operations was $4.2 million and $12.2 million for the twelve and thirty-six weeks ended September 3, 2013, respectively, and $3.5 million and $10.5 million, for the twelve and thirty-six weeks ended September 4, 2012, respectively.

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

Foreign Currency—The functional currency of our entities located outside the United States of America is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the twelve and thirty-six weeks ended September 3, 2013 and September 4, 2012. Realized foreign currency transaction gains and losses are reflected in the consolidated condensed statements of operations and comprehensive income (loss) in club operating costs.

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

Equity‑Based Awards—Equity‑based unit awards were previously issued under a Management Profits Interest Program (“MPI”) which constituted grants of time-vesting non-voting profits interests in Fillmore. These awards entitled participants to participate in the appreciation of the value of Fillmore above an applicable threshold and thereby share in its future profits. Fillmore converted previously issued Class B units into Class A units, subject to remaining vesting periods, in connection with the ClubCorp Formation. Fillmore also granted 10,000.00 Class C units in connection with the ClubCorp Formation. As of September 3, 2013, there were 9,100.00 Class C units and 10,039.44 Class A units (including Converted Units) outstanding.

MPI participants could receive a distribution upon the occurrence of a liquidity event or upon the declaration of a distribution or dividend payment, in each case in accordance with the terms of the distribution “waterfall” set forth in Fillmore’s Second Amended and Restated LLC Agreement. Because the distributions would be contingent on the value of Holdings at the time of such liquidity event, distribution, or dividend payment, no expense has been recognized relating to such awards as of September 3, 2013. In connection with the consummation of Holdings' initial public offering on September 25, 2013, the MPI participants, including our executives, employees, directors and consultants surrendered all Class A units (including Converted Units) and Class C units held by them in exchange for an aggregate of 2,251,027 shares of Holdings' common stock previously held by Fillmore, a portion of which will be restricted, subject to remaining time vesting requirements.

On April 1, 2012, Holdings granted 12,552 Restricted stock units (“RSUs”) to certain executives under the ClubCorp Holdings, Inc. 2012 Stock Award Plan, which was amended and restated as of August 14, 2013 (the “Stock Plan”), and allows the holders to receive and maintain an interest in us, which interest may be measured by the value of the common stock of Holdings. The RSUs vest based on satisfaction of both a time condition subject to the holders' continued employment and a liquidity condition. The time condition is satisfied with respect to one‑third of the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock Plan) or after a period of time following the effective date of an initial public offering by us.

Because the vesting of RSUs is contingent on the satisfaction of a liquidity condition, no expense has been recognized relating to such awards as of September 3, 2013. After giving effect to the 50 for 1 forward stock split effected on August 2, 2013 and the 1.0113946 for 1 forward stock split effected on September 6, 2013, 613,963 RSUs remain outstanding as of September 3, 2013. On March 15, 2014, the required time period following Holding's initial public offering will be satisfied and the liquidity vesting requirement will be met, at which time all then outstanding RSUs will be converted into shares of common stock, a portion of which will be restricted, subject to remaining time vesting requirements.

Subsequent to Holdings' initial public offering, we expect to record equity-based compensation expense of approximately $14.0 million during the fourth quarter of 2013 related to the unit awards previously issued and outstanding under the MPI program and all outstanding RSUs granted under the Stock Plan, to the extent the time vesting conditions have been satisfied. See Note 16.

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

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these VIEs is financed through a loan payable of $1.1 million collateralized by assets of the entity totaling $4.1 million as of September 3, 2013. The other VIEs are financed through advances from us. Outstanding advances as of September 3, 2013 total $3.3 million compared to recorded assets of $6.9 million.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated condensed balance sheets as of September 3, 2013 and December 25, 2012, net of intercompany amounts:

	September 3, 2013	December 25, 2012
Current assets	$1,431	$858
Fixed assets, net	9,598	9,870
Total assets	$11,029	$10,728

Current liabilities	$1,486	$1,024
Long-term debt	1,424	1,571
Other long-term liabilities	567	594
Noncontrolling interest	6,053	6,260
Company capital	1,499	1,279
Total liabilities and equity	$11,029	$10,728

Recourse of creditors to the three VIEs is limited to the assets of the managed golf operations and their management entities, which total $11.0 million and $10.7 million at September 3, 2013 and December 25, 2012, respectively.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.4 million and $1.3 million at September 3, 2013 and December 25, 2012, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations.

During the twelve weeks ended June 12, 2012, we determined that one of our equity method investments had a decrease in value that was other than temporary. We recognized an impairment loss of $0.7 million during the twelve weeks ended June 12, 2012 to adjust its carrying amount to its fair value. See Note 5. We recognized no additional impairment losses in the twelve weeks ended September 4, 2012 and we have not recognized any impairment losses in the twelve and thirty-six weeks ended September 3, 2013.
Additionally, we have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $7.3 million and $9.4 million at September 3, 2013 and December 25, 2012, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $0.0 million and $2.1 million during the twelve and thirty-six weeks ended September 3, 2013, respectively, and $0.0 million and $1.9 million during the twelve and thirty-six weeks ended September 4, 2012, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of the Company by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $6.6 million and $8.0 million at September 3, 2013 and December 25, 2012, respectively.

Our equity in net income from the investment described in the preceding paragraph is shown below:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2013	September 4, 2012	September 3, 2013	September 4, 2012
ClubCorp's equity in net income, excluding amortization	$885	$771	$2,372	$2,325
Amortization	(463)	(463)	(1,390)	(1,390)
ClubCorp's equity in net income	$422	$308	$982	$935

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of September 3, 2013 and December 25, 2012:

	September 3, 2013		December 25, 2012
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2	$716,106	$758,878	$719,575	$765,744
Level 3	41,926	42,026	37,790	37,790
Total	$758,032	$800,904	$757,365	$803,534

We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: 1) the determination that certain other debt obligations are similar, 2) nonperformance risk, and 3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of September 3, 2013 and December 25, 2012.

Assets and Liabilities Measured Fair Value on a Non-recurring Basis
Property and Equipment—We recognized impairment losses to property and equipment of $1.9 million during the twelve weeks ended June 11, 2013, to adjust the carrying amount of certain property and equipment to its fair value of $0.3 million due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. We did not recognize any material impairment losses in the twelve weeks ended September 3, 2013. The valuation method used to determine fair value was based on an analysis of discounted future free cash flows using a risk-adjusted discount rate (‘‘Income Approach’’), and based on cost adjusted for economic obsolescence (‘‘Cost Approach’’). The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

Equity Method Investments—During the twelve weeks ended June 12, 2012, we determined that one of our equity method investments had a decrease in value that was other than temporary. We recognized an impairment loss of $0.7 million during the twelve weeks ended June 12, 2012 to adjust its carrying amount to its fair value. The valuation method used to determine fair value was based on a third party valuation unobservable in the marketplace. This valuation is considered a Level 3 measurement. See Note 4. We recognized no additional impairment losses in the twelve weeks ended September 4, 2012 and we have not recognized any impairment losses in the twelve and thirty-six weeks ended September 3, 2013.

6. PROPERTY AND EQUIPMENT

Property and equipment at cost consists of the following at September 3, 2013 and December 25, 2012:

	September 3, 2013	December 25, 2012
Land and non-depreciable land improvements	$532,096	$531,265
Depreciable land improvements	337,051	325,688
Buildings and recreational facilities	413,759	401,607
Machinery and equipment	180,145	164,005
Leasehold improvements	85,751	84,444
Furniture and fixtures	70,017	64,960
Construction in progress	9,478	2,912
	1,628,297	1,574,881
Accumulated depreciation	(388,398)	(351,342)
Total	$1,239,899	$1,223,539

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We recognized impairment losses to property and equipment of $1.9 million during the twelve weeks ended June 11, 2013, to adjust the carrying amount of certain property and equipment to its fair value of $0.3 million due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. We did not recognize any material impairment losses in the twelve weeks ended September 3, 2013. See Note 5.

We recognized impairment losses to property and equipment of $0.1 million in the twelve weeks ended June 12, 2012. We did not recognize any impairment losses in the twelve weeks ended September 4, 2012.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at September 3, 2013 and December 25, 2012:

		September 3, 2013			December 25, 2012
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,850	$—	$24,850	$24,850	$—	$24,850
Liquor Licenses		4,416	—	4,416	3,886	—	3,886
Intangible assets with finite lives:
Member Relationships	7 years	19,068	(17,970)	1,098	19,068	(16,084)	2,984
Management Contracts	9 years	598	(469)	129	598	(421)	177
Other	7 years	426	(407)	19	426	(365)	61
Total		$49,358	$(18,846)	$30,512	$48,828	$(16,870)	$31,958

Goodwill		$258,459		$258,459	$258,459		$258,459

Intangible Assets—Intangible assets include trade names, liquor licenses and member relationships. Intangible asset amortization expense was $0.7 million and $2.0 million during the twelve and thirty-six weeks ended September 3, 2013, respectively, and $2.3 million and $6.8 million for the twelve and thirty-six weeks ended September 4, 2012, respectively.

We evaluate goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount may not be fully recoverable.

During the twelve and thirty-six weeks ended September 4, 2012, we entered into an agreement to sell a business, sports and alumni club for expected proceeds of $5.9 million. See Note 11. We evaluated goodwill for impairment in conjunction with this agreement. Based on this analysis, no impairment of goodwill was required prior to entering into the sales agreement. As a result of the classification of assets related to this property as held for sale, we allocated $6.5 million of goodwill to this property and subsequently recognized a loss on disposal of goodwill for this amount. This loss is presented in loss from discontinued operations in the consolidated condensed statements of operations and comprehensive loss.

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit during the twelve and thirty-six weeks ended September 3, 2013.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 27, 2011	$113,108	$151,851	$264,959
Loss on disposal - discontinued operations	$—	$(6,500)	$(6,500)
December 25, 2012	$113,108	$145,351	$258,459
September 3, 2013	$113,108	$145,351	$258,459

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at September 3, 2013 and December 25, 2012:

	September 3, 2013	December 25, 2012
Accrued compensation	$24,049	$24,060
Accrued interest	12,521	4,957
Other accrued expenses	8,939	6,972
Total accrued expenses	$45,509	$35,989

Taxes payable other than federal income taxes	$20,425	$16,170
Federal income taxes payable	347	467
Total accrued taxes	$20,772	$16,637

Advance deposits from members	$22,053	$12,489
Prepaid dues	30,694	11,916
Deferred membership revenues	16,777	16,519
Insurance reserves	8,333	8,659
Other current liabilities	3,046	3,332
Total other current liabilities	$80,903	$52,915

Other long-term liabilities consist of the following at September 3, 2013 and December 25, 2012:

	September 3, 2013	December 25, 2012
Uncertain tax positions	$55,546	$52,713
Deferred membership revenues	38,266	41,218
Casualty insurance loss reserves - long term portion	11,571	10,936
Above market lease intangibles	1,576	2,040
Deferred rent	22,349	19,127
Other	2,606	2,975
Total other long-term liabilities	$131,914	$129,009

9. DEBT AND CAPITAL LEASES

     General Electric Capital Corporation (“GECC”)—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, we amended the loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of September 3, 2013, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

BancFirst—In connection with the acquisition of Oak Tree Country Club in May 2013, we assumed a mortgage loan with BancFirst for $5.0 million. See Note 11. The loan has an original maturity of October 2014 with two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. As of September 3, 2013, we expect to meet the required conditions and currently intend to extend the loan with BancFirst to October 2016. The loan is collateralized by the assets of the club, which had a book value of $8.1 million as of September 3, 2013. The interest rate is the greater of 4.5% or the prime rate. We incurred an immaterial amount of debt issuance costs in conjunction with the assumption of this mortgage loan. These costs have been capitalized and are being amortized over the term of the loan.

2010 Secured Credit Facilities—On November 30, 2010 we entered into secured credit facilities (the “Secured Credit Facilities”). These facilities were originally comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which included letter of credit and swing line facilities. The credit agreement included incremental facilities, whereby we had the option to increase the term loan facility by up to $50.0 million and the revolving credit facility by up to an additional $25.0 million, both subject to conditions and restrictions in the credit agreement. The term loan facility was scheduled to mature on November 30, 2016 and the revolving credit facility expires on November 30, 2015. The interest rate on the Secured Credit Facilities was originally the higher of (i) 6.0% or (ii) an elected LIBOR plus a margin of 4.5%.

On November 16, 2012, we entered into an amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on the term loan facility to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%. This amendment did not apply to the revolving credit facility or any incremental facilities.

On July 24, 2013, we entered into a second amendment to the credit agreement governing the Secured Credit Facilities to reduce the interest rate on the term loan facility, increase the principal borrowed under the term loan facility, extend the maturity date of the term loan facility, eliminate the quarterly principal payment requirement under the term loan facility, increase the amount of permissible incremental facilities and modify certain financial covenants and non-financial terms and conditions associated with the credit agreement governing the Secured Credit Facilities.

The interest rate on the term loan facility was reduced to the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25%, with an additional reduction to the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%, upon successful completion of an initial public offering with proceeds of at least $50.0 million, which condition was satisfied subsequent to the twelve weeks ended September 3, 2013 on September 25, 2013, by our receipt, by way of contribution from Holdings, the amount of more than $50.0 million in proceeds from the completion of an initial public offering by Holdings. The term loan facility principal balance was increased to $301.1 million. The maturity date of the term loan facility was extended to July 24, 2020. In addition to the $19.6 million of standby letters of credit outstanding, capacity available under the incremental facilities was increased to $135.0 million in new revolving credit, plus $75.0 million in new revolving credit and term loan combined, with additional capacity for incremental revolving credit and/or term loan commitments thereafter if certain financial covenants are met.

The total leverage and interest coverage ratio financial covenants were replaced in the second amendment with a new senior secured leverage ratio covenant (the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, as defined in the credit agreement, requires us and our restricted subsidiaries to maintain a leverage ratio of no greater than 4.00:1.00 for each fiscal quarter ended on or after June 30, 2013. As of September 3, 2013, our leverage ratio was 1.99:1.00.

We may be required to prepay the outstanding term loan facility by a percentage of excess cash flows, as defined by the Secured Credit Facilities, each fiscal year end after their annual consolidated financial statements are delivered, which percentage may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year.

This second amendment was accounted for as a debt modification. We incurred additional debt issuance costs of $4.4 million, which have been capitalized and are being amortized over the remaining term of the loan.

On August 30, 2013, we entered into a third amendment to the credit agreement governing the Secured Credit Facilities to conditionally secure the $135.0 million incremental revolving credit facility. The third amendment became effective on September 30, 2013, subsequent to the satisfaction of certain conditions, including the receipt by us, by way of contribution from Holdings, of more than $150.0 million of proceeds from the completion of an initial public offering by Holdings. The $135.0 million revolving credit commitments mature five years from the effective date of the third amendment and borrowings will bear interest at a rate of LIBOR plus a margin of 3.0% per annum. Additionally, the third amendment reduced the existing $50.0 million revolving credit facility to $19.6 million, the amount of standby letters of credit outstanding as of the effective date of the third amendment.

In conjunction with this third amendment, we will incur total additional debt issuance costs of $3.4 million, which will be capitalized and will be amortized over the remaining term of the new revolving credit facility.

Long-term borrowings and lease commitments of the Company as of September 3, 2013 and December 25, 2012, are summarized below:

	September 3, 2013		December 25, 2012
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Notes	$415,000	10.00%	$415,000	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	301,106	4.25%	304,575	5.00%	As of September 3, 2013, greater of (i) 4.25% or (ii) an elected LIBOR + 3.25%; as of December 25, 2012, greater of (i) 5.0% or (ii) an elected LIBOR + 3.75%	2020
Revolving Credit Borrowings ($50,000 capacity) (1)	—	6.00%	—	6.00%	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2015
Mortgage Loans
General Electric Capital Corporation	30,521	6.00%	30,992	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Atlantic Capital Bank	3,547	4.50%	3,653	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
BancFirst	4,804	4.50%	—	—	Greater of (i) 4.50% or prime rate	2016
Other indebtedness	3,054	5.75% - 8.00%	3,145	5.75% - 8.00%	Fixed	Various

	758,032		757,365
Capital leases	27,311		24,155
	785,343		781,520
Less current portion	(11,376)		(24,988)
	$773,967		$756,532
__________

(1)	As of September 3, 2013, $19.6 million of standby letters of credit reduced the availability under the revolving credit borrowings.

The amount of long-term debt maturing in each of the five years subsequent to 2012 and thereafter is as follows:

Year	Debt	Capital Leases	Total
Remainder of 2013	$541	$2,952	$3,493
2014	1,517	9,586	11,103
2015	4,728	7,823	12,551
2016	4,567	4,616	9,183
2017	28,885	1,965	30,850
Thereafter	717,794	369	718,163
Total	$758,032	$27,311	$785,343

10. INCOME TAXES

We join in the filing of a consolidated federal income tax return with Holdings, our indirect parent. We record income taxes based on the separate return method determined as if we were not included in a consolidated return. Income taxes recorded by us are further adjusted to the extent losses or other deductions cannot be utilized in the consolidated federal income tax return. We file state tax returns on a separate company basis or unitary basis as required by law. Additionally, certain of our subsidiaries owned through lower tier joint ventures file separate tax returns for federal and state purposes.

Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve and thirty-six weeks ended September 3, 2013 was 395.4% and (22.5)%, respectively, compared to 49.0% and (0.4)%, for the twelve and thirty-six weeks ended September 4, 2012, respectively. For the twelve and thirty-six weeks ended September 3, 2013 and September 4, 2012, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact that the preceding items have on the effective tax rate varies based on the amount of pre-tax income forecast for the year as well as whether that pre-tax amount is profit or loss.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our annualized effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

As of September 3, 2013 and December 25, 2012, we have recorded $55.5 million and $52.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, which are included in other liabilities in the consolidated condensed balance sheets.

We are currently undergoing an Internal Revenue Service audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years. It is reasonably possible that within the next 12 months our unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty given the current status of the U.S. and Mexican tax examinations, we are unable to estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of the above examinations.

11. CLUB ACQUISITIONS, CLUB DISPOSITIONS AND DISCONTINUED OPERATIONS

Club Acquisitions

Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated statements of operations since their date of acquisition.

Cherry Valley Country Club—On June 18, 2013, we acquired Cherry Valley Country Club, a private country club located in Skillman, New Jersey, in exchange for net cash consideration of $5.6 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

Land, property and equipment	$5,976
Prepaid assets	121
Inventory	179
Long-term debt	(311)
Other liabilities	(408)
Total	$5,557

Oak Tree Country Club—On May 22, 2013, we acquired Oak Tree Country Club, a private country club located in Edmond, Oklahoma, in exchange for net cash consideration of $5.2 million. We assumed debt of $5.0 million in connection with the acquisition. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

Land, property and equipment	$12,108
Receivables, prepaid assets and other assets	662
Inventory	233
Current maturities of long-term debt	(468)
Long-term debt	(4,486)
Deferred tax liability	(722)
Membership initiation deposits and other liabilities	(2,099)
Total	$5,228

Hartefeld National Golf Club—On April 18, 2012, we acquired Hartefeld National Golf Club, a private country club located in Avondale, Pennsylvania. We recorded the following major categories of assets and liabilities in exchange for consideration of $3.6 million:

Land, property and equipment	$3,999
Prepaid real estate taxes	31
Inventory	112
Deferred revenue and other liabilities	(572)
Total	$3,570

Revenues and operating income associated with acquired clubs were as follows for the twelve and thirty-six weeks ended September 3, 2013 and September 4, 2012.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2013	September 4, 2012	September 3, 2013	September 4, 2012
Revenues	$5,246	$1,119	$7,935	$2,035
Operating (loss) income	$(12)	$(37)	$253	$—

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

Glendale Racquet Club, Inc.—On September 27, 2012, we sold certain assets and liabilities of Glendale Racquet Club, Inc., a sports club located in Milwaukee, Wisconsin, to an unrelated third party for $5.9 million. The sale resulted in a pre-tax loss of $11.1 million recorded in the twelve weeks ended September 4, 2012 including a $6.5 million loss recognized for goodwill allocated to this entity. See Note 7. These losses are included in loss from discontinued operations in the consolidated condensed statements of operations and comprehensive loss.
One additional business, sports and alumni club was discontinued in the twelve and thirty-six weeks ended September 4, 2012 for a pre-tax gain of $0.1 million. We did not discontinue any clubs in the twelve and thirty-six weeks ended September 3, 2013.

There were no assets held for sale at September 3, 2013 or December 25, 2012.

Discontinued Club Operations

Operations of the clubs that have been disposed along with the held for sale property were reclassified to discontinued operations on the consolidated condensed statements of operations. Summarized financial information for these clubs is as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2013	September 4, 2012	September 3, 2013	September 4, 2012
Revenues	$—	$983	$—	$3,561
Operating expenses, excluding loss on disposals and impairments of assets	—	(1,094)	(9)	(3,444)
(Loss) gain on disposals and impairments of assets	(2)	(11,670)	2	(11,861)
Interest expense	—	(22)	—	(91)
Loss from discontinued club operations, before taxes	(2)	(11,803)	(7)	(11,835)
Income tax (expense) benefit	(2)	1,232	2	1,260
Net loss from discontinued clubs	$(4)	$(10,571)	$(5)	$(10,575)

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

We evaluate segment performance and allocate resources based on Segment EBITDA. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization.  Additionally, Segment EBITDA differs from Adjusted EBITDA which is used in calculating the Company's compliance with debt covenants.  These additional items are excluded to determine Segment EBITDA:

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

The table below shows summarized financial information by segment for continuing operations for the twelve and thirty-six weeks ended September 3, 2013 and September 4, 2012:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2013	September 4, 2012	September 3, 2013	September 4, 2012
Golf and Country Clubs
Revenues	$155,847	$143,865	$426,217	$404,152
Segment EBITDA	43,091	39,738	121,551	112,661

Business, Sports and Alumni Clubs
Revenues	$36,628	$36,420	$116,124	$114,428
Segment EBITDA	4,717	5,386	18,843	19,500

Other
Revenues	$3,766	$1,212	$7,339	$1,755
Segment EBITDA	(6,973)	(6,852)	(25,259)	(22,694)

Elimination of intersegment revenues	$(1,406)	$(1,500)	$(4,166)	$(4,576)

Total
Revenues	$194,835	$179,997	$545,514	$515,759
Segment EBITDA	40,835	38,272	115,135	109,467

			As of
Total Assets			September 3, 2013	December 25, 2012
Golf and Country Clubs			$1,268,066	$1,222,966
Business, Sports and Alumni Clubs			85,083	79,678
Other			384,322	416,952
Consolidated			$1,737,471	$1,719,596

The table below provides a reconciliation of our Segment EBITDA to loss from continuing operations before income taxes for the twelve and thirty-six weeks ended September 3, 2013 and September 4, 2012:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2013	September 4, 2012	September 3, 2013	September 4, 2012
Total Segment EBITDA	$40,835	$38,272	$115,135	$109,467
Interest and investment income	80	29	224	86
Interest expense	(19,254)	(19,831)	(57,911)	(59,510)
Loss on disposals and impairment of assets	(2,769)	(2,536)	(8,281)	(4,226)
Depreciation and amortization	(17,030)	(17,592)	(49,497)	(53,926)
Foreign currency transaction gain (loss)	92	(47)	(2)	(77)
Severance payments	(31)	(77)	(87)	(261)
Management fees and expenses paid to an affiliate of KSL	(270)	(273)	(804)	(814)
Acquisition costs	(677)	(126)	(879)	(475)
Amortization of step-up in certain equity method investments	(464)	(464)	(1,390)	(1,409)
ClubCorp Formation costs	—	(1)	—	(51)
Environmental compliance costs	(58)	(27)	(208)	(27)
Long term incentive plan	(656)	(384)	(1,383)	(1,150)
Other	(781)	(210)	(1,402)	(492)
Loss from continuing operations before income taxes	$(983)	$(3,267)	$(6,485)	$(12,865)

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of September 3, 2013, we had capital commitments of $13.5 million at certain of our clubs.

We currently have sales and use tax audits and federal tax audits of certain foreign subsidiaries in progress. See Note 10. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

The Company is currently undergoing an Internal Revenue Service audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. Should the estimates and judgments used in the ClubCorp Formation prove to be inaccurate, our financial results could be materially affected. See Note 10.

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and we have estimated and recorded an immaterial amount within accrued expenses on the consolidated condensed balance sheet as of September 3, 2013.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At September 3, 2013, we have $2.1 million recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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

We guarantee principal amounts on loans made by a lender to purchasers of certain real estate interests in case of default. These loans have remaining terms of approximately one to two years. The total principal amount outstanding on these loans as of September 3, 2013 is $0.3 million. As of September 3, 2013, we were indemnified by a third party from losses on these guarantees in the event of default. The fair value of the guarantees is immaterial.

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

Set forth below is the consolidating condensed financial information presenting the results of operations and comprehensive income, financial position and cash flows of ClubCorp, the Guarantor Subsidiaries on a consolidated basis and the Non-Guarantor Subsidiaries on a consolidated basis, along with the eliminations necessary to arrive at the information for ClubCorp on a consolidated basis.

Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among ClubCorp, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. For this presentation, investments in subsidiaries are accounted for using the equity method of accounting.

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Twelve Weeks Ended September 3, 2013

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$133,828	$9,979	$(320)	$143,487
Food and beverage	—	47,666	3,143	—	50,809
Other revenues	—	857	1	(319)	539
Total revenues	—	182,351	13,123	(639)	194,835

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	284	118,717	9,370	(639)	127,732
Cost of food and beverage sales exclusive of depreciation	—	16,063	1,122	—	17,185
Depreciation and amortization	—	15,758	1,272	—	17,030
Provision for doubtful accounts	—	1,048	54	—	1,102
Loss on disposals of assets	—	2,619	126	—	2,745
Impairment of assets	—	24	—	—	24
Equity in earnings from unconsolidated ventures	—	(424)	—	—	(424)
Selling, general and administrative	—	11,250	—	—	11,250
OPERATING (LOSS) INCOME	(284)	17,296	1,179	—	18,191

Interest and investment income	12,833	278	11	(13,042)	80
Interest expense	(13,450)	(16,844)	(2,002)	13,042	(19,254)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(901)	730	(812)	—	(983)
INCOME TAX (EXPENSE) BENEFIT	(683)	(3,485)	281	—	(3,887)
LOSS FROM CONTINUING OPERATIONS	(1,584)	(2,755)	(531)	—	(4,870)
Income (loss) from discontinued clubs, net of tax	—	30	(34)	—	(4)
Equity in net loss of subsidiaries	(3,419)	—	—	3,419	—
NET LOSS	(5,003)	(2,725)	(565)	3,419	(4,874)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	38	(167)	—	(129)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(5,003)	$(2,687)	$(732)	$3,419	$(5,003)

NET LOSS	(5,003)	(2,725)	(565)	3,419	(4,874)
Foreign currency translation, net of tax	—	—	(1,430)	—	(1,430)
Equity in other comprehensive loss of subsidiaries	(1,430)	—	—	1,430	—
OTHER COMPREHENSIVE LOSS	(1,430)	—	(1,430)	1,430	(1,430)
COMPREHENSIVE LOSS	(6,433)	(2,725)	(1,995)	4,849	(6,304)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	38	(167)	—	(129)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(6,433)	$(2,687)	$(2,162)	$4,849	$(6,433)

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Thirty-Six Weeks Ended September 3, 2013

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$364,188	$31,665	$(1,157)	$394,696
Food and beverage	—	138,912	9,703	—	148,615
Other revenues	—	3,240	1	(1,038)	2,203
Total revenues	—	506,340	41,369	(2,195)	545,514

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	284	329,200	27,281	(2,195)	354,570
Cost of food and beverage sales exclusive of depreciation	—	45,822	3,357	—	49,179
Depreciation and amortization	—	45,651	3,846	—	49,497
Provision for doubtful accounts	—	1,910	94	—	2,004
Loss on disposals of assets	—	6,046	330	—	6,376
Impairment of assets	—	1,905	—	—	1,905
Equity in earnings from unconsolidated ventures	—	(966)	—	—	(966)
Selling, general and administrative	—	31,747	—	—	31,747
OPERATING (LOSS) INCOME	(284)	45,025	6,461	—	51,202

Interest and investment income	38,500	816	35	(39,127)	224
Interest expense	(41,058)	(49,970)	(6,010)	39,127	(57,911)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,842)	(4,129)	486	—	(6,485)
INCOME TAX BENEFIT (EXPENSE)	698	(1,823)	(335)	—	(1,460)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,144)	(5,952)	151	—	(7,945)
Loss from discontinued clubs, net of tax	—	(3)	(2)	—	(5)
Equity in net loss of subsidiaries	(5,937)	—	—	5,937	—
NET (LOSS) INCOME	(8,081)	(5,955)	149	5,937	(7,950)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	207	(338)	—	(131)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(8,081)	$(5,748)	$(189)	$5,937	$(8,081)

NET (LOSS) INCOME	(8,081)	(5,955)	149	5,937	(7,950)
Foreign currency translation, net of tax	—	—	(988)	—	(988)
Equity in other comprehensive loss of subsidiaries	(988)	—	—	988	—
OTHER COMPREHENSIVE LOSS	(988)	—	(988)	988	(988)
COMPREHENSIVE LOSS	(9,069)	(5,955)	(839)	6,925	(8,938)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	207	(338)	—	(131)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(9,069)	$(5,748)	$(1,177)	$6,925	$(9,069)

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Twelve Weeks Ended September 4, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$122,660	$9,194	$(297)	$131,557
Food and beverage	—	44,915	2,863	—	47,778
Other revenues	—	928	64	(330)	662
Total revenues	—	168,503	12,121	(627)	179,997

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	109,021	8,939	(627)	117,333
Cost of food and beverage sales exclusive of depreciation	—	14,760	1,020	—	15,780
Depreciation and amortization	—	16,325	1,267	—	17,592
Provision for doubtful accounts	—	867	116	—	983
Loss on disposals of assets	—	2,425	111	—	2,536
Equity in earnings from unconsolidated ventures	—	(349)	—	—	(349)
Selling, general and administrative	—	9,679	—	—	9,679
OPERATING INCOME	—	15,775	668	—	16,443

Interest and investment income	12,834	236	1	(13,042)	29
Interest expense	(14,476)	(16,431)	(1,966)	13,042	(19,831)
Other income	—	92	—	—	92
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,642)	(328)	(1,297)	—	(3,267)
INCOME TAX BENEFIT (EXPENSE)	5,191	(3,117)	(473)	—	1,601
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,549	(3,445)	(1,770)	—	(1,666)
Loss from discontinued clubs, net of tax	—	(1,479)	(9,092)	—	(10,571)
Equity in net loss of subsidiaries	(15,801)	—	—	15,801	—
NET LOSS	(12,252)	(4,924)	(10,862)	15,801	(12,237)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	44	(59)	—	(15)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(12,252)	$(4,880)	$(10,921)	$15,801	$(12,252)

NET LOSS	(12,252)	(4,924)	(10,862)	15,801	(12,237)
Foreign currency translation, net of tax	—	—	1,582	—	1,582
Equity in other comprehensive income of subsidiaries	1,582	—	—	(1,582)	—
OTHER COMPREHENSIVE INCOME	1,582	—	1,582	(1,582)	1,582
COMPREHENSIVE LOSS	(10,670)	(4,924)	(9,280)	14,219	(10,655)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	44	(59)	—	(15)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(10,670)	$(4,880)	$(9,339)	$14,219	$(10,670)

Consolidating Condensed Statements of Operations and Comprehensive Income (Loss)
For the Thirty-Six Weeks Ended September 4, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
REVENUES:
Club operations	$—	$343,681	$29,772	$(1,161)	$372,292
Food and beverage	—	132,437	8,866	—	141,303
Other revenues	—	3,075	64	(975)	2,164
Total revenues	—	479,193	38,702	(2,136)	515,759

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	—	311,758	25,715	(2,136)	335,337
Cost of food and beverage sales exclusive of depreciation	—	42,916	3,036	—	45,952
Depreciation and amortization	—	50,113	3,813	—	53,926
Provision for doubtful accounts	—	2,041	175	—	2,216
Loss on disposals of assets	—	3,311	145	—	3,456
Impairment of assets	—	770	—	—	770
Equity in earnings from unconsolidated ventures	—	(959)	—	—	(959)
Selling, general and administrative	—	30,325	—	—	30,325
OPERATING INCOME	—	38,918	5,818	—	44,736

Interest and investment income	38,500	706	7	(39,127)	86
Interest expense	(43,437)	(49,544)	(5,656)	39,127	(59,510)
Other income	—	1,823	—	—	1,823
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,937)	(8,097)	169	—	(12,865)
INCOME TAX BENEFIT (EXPENSE)	4,688	(4,445)	(292)	—	(49)
LOSS FROM CONTINUING OPERATIONS	(249)	(12,542)	(123)	—	(12,914)
Loss from discontinued clubs, net of tax	—	(1,481)	(9,094)	—	(10,575)
Equity in net loss of subsidiaries	(23,409)	—	—	23,409	—
NET LOSS	(23,658)	(14,023)	(9,217)	23,409	(23,489)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	108	(277)	—	(169)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(23,658)	$(13,915)	$(9,494)	$23,409	$(23,658)

NET LOSS	(23,658)	(14,023)	(9,217)	23,409	(23,489)
Foreign currency translation, net of tax	—	—	1,111	—	1,111
Equity in other comprehensive income of subsidiaries	1,111	—	—	(1,111)	—
OTHER COMPREHENSIVE INCOME	1,111	—	1,111	(1,111)	1,111
COMPREHENSIVE LOSS	(22,547)	(14,023)	(8,106)	22,298	(22,378)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	108	(277)	—	(169)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(22,547)	$(13,915)	$(8,383)	$22,298	$(22,547)

Consolidating Condensed Balance Sheet
As of September 3, 2013

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$36,903	$6,323	$—	$43,226
Receivables, net of allowances	2,613	76,662	4,955	—	84,230
Inventories	—	14,872	1,537	—	16,409
Prepaids and other assets	1,454	9,599	3,909	—	14,962
Deferred tax assets	—	8,039	37	—	8,076
Total current assets	4,067	146,075	16,761	—	166,903
Investments	—	9,110	—	—	9,110
Property and equipment, net	—	1,114,228	125,671	—	1,239,899
Notes receivable, net of allowances	—	3,860	608	—	4,468
Goodwill	—	258,459	—	—	258,459
Intangibles, net	—	30,061	451	—	30,512
Investment in subsidiaries	159,293	—	—	(159,293)	—
Intercompany receivables	666,759	—	67,730	(734,489)	—
Other assets	18,088	9,694	338	—	28,120
Long-term deferred tax asset	1,951	—	7,018	(8,969)	—
TOTAL ASSETS	$850,158	$1,571,487	$218,577	$(902,751)	$1,737,471

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$9,474	$1,902	$—	$11,376
Membership initiation deposits - current portion	—	55,100	50,710	—	105,810
Accounts payable	2,237	24,631	1,008	—	27,876
Accrued expenses	12,471	31,929	1,109	—	45,509
Accrued taxes	774	13,194	6,804	—	20,772
Other liabilities	140	75,112	5,651	—	80,903
Total current liabilities	15,622	209,440	67,184	—	292,246
Intercompany payables	—	687,676	46,813	(734,489)	—
Long-term debt	716,106	23,101	34,760	—	773,967
Membership initiation deposits	—	158,192	45,820	—	204,012
Deferred tax liability	—	215,175	—	(8,969)	206,206
Other Liabilities	—	126,187	5,727	—	131,914
Total liabilities	731,728	1,419,771	200,304	(743,458)	1,608,345

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	178,310	139,852	38,458	(178,310)	178,310
Accumulated other comprehensive loss	(1,660)	(21)	(1,639)	1,660	(1,660)
Retained (deficit) earnings	(58,221)	5,833	(23,190)	17,357	(58,221)
Total stockholders’ equity	118,430	145,664	13,629	(159,293)	118,430
Noncontrolling interests in consolidated subsidiaries and variable interest entities	—	6,052	4,644	—	10,696
Total equity	118,430	151,716	18,273	(159,293)	129,126
TOTAL LIABILITIES AND EQUITY	$850,158	$1,571,487	$218,577	$(902,751)	$1,737,471

Consolidating Condensed Balance Sheet
As of December 25, 2012

(In thousands of dollars, except share and per share amounts)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$77,844	$4,007	$—	$81,851
Receivables, net of allowances	2,613	48,448	3,132	(2,613)	51,580
Inventories	—	12,911	1,450	—	14,361
Prepaids and other assets	—	8,169	4,030	—	12,199
Deferred tax assets	—	8,039	37	—	8,076
Total current assets	2,613	155,411	12,656	(2,613)	168,067
Investments	—	11,166	—	—	11,166
Property and equipment, net	—	1,097,558	125,981	—	1,223,539
Notes receivable, net of allowances	—	2,771	412	—	3,183
Goodwill	—	258,459	—	—	258,459
Intangibles, net	—	31,228	730	—	31,958
Investment in subsidiaries	201,218	—	—	(201,218)	—
Intercompany receivables	669,772	—	67,843	(737,615)	—
Other assets	12,917	9,903	404	—	23,224
Long-term deferred tax asset	480	—	7,140	(7,620)	—
TOTAL ASSETS	$887,000	$1,566,496	$215,166	$(949,066)	$1,719,596

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$15,080	$7,960	$1,948	$—	$24,988
Membership initiation deposits - current portion	—	48,875	42,523	—	91,398
Accounts payable	—	26,363	1,078	—	27,441
Accrued expenses	4,786	30,594	609	—	35,989
Accrued taxes	—	12,606	6,644	(2,613)	16,637
Other liabilities	140	48,656	4,119	—	52,915
Total current liabilities	20,006	175,054	56,921	(2,613)	249,368
Intercompany payables	—	690,162	47,453	(737,615)	—
Long-term debt	704,495	16,563	35,474	—	756,532
Membership initiation deposits	—	152,161	50,469	—	202,630
Deferred tax liability	—	216,613	—	(7,620)	208,993
Other Liabilities	—	123,273	5,736	—	129,009
Total liabilities	724,501	1,373,826	196,053	(747,848)	1,546,532

EQUITY
Common stock of ClubCorp Club Operations, Inc., $1.00 par value, 1,000 shares authorized, issued and outstanding	1	—	—	—	1
Additional paid-in capital	213,310	174,852	38,458	(213,310)	213,310
Accumulated other comprehensive loss	(672)	(21)	(651)	672	(672)
Retained (deficit) earnings	(50,140)	11,581	(23,001)	11,420	(50,140)
Total stockholders’ equity:	162,499	186,412	14,806	(201,218)	162,499
Noncontrolling interests in consolidated subsidiaries and variable interest entities	—	6,258	4,307	—	10,565
Total equity	162,499	192,670	19,113	(201,218)	173,064
TOTAL LIABILITIES AND EQUITY	$887,000	$1,566,496	$215,166	$(949,066)	$1,719,596

Consolidating Condensed Statements of Cash Flows
For the Thirty-Six Weeks Ended September 3, 2013

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,129	51,839	$7,892	$—	$66,860
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(38,609)	(3,457)	—	(42,066)
Acquisitions of clubs	—	(10,785)	—	—	(10,785)
Proceeds from dispositions	—	86	4	—	90
Net change in restricted cash and capital reserve funds	—	34	—	—	34
Return of capital in equity investments	—	592	—	—	592
Net intercompany transactions	38,011	—	—	(38,011)	—
Net cash provided by (used in) investing activities	38,011	(48,682)	(3,453)	(38,011)	(52,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(13,469)	(7,028)	(1,502)	—	(21,999)
Proceeds from new debt borrowings	10,000	713	—	—	10,713
Debt issuance and modification costs	(6,671)	(13)	—	—	(6,684)
Distribution to owners	(35,000)	—	—	—	(35,000)
Proceeds from new membership initiation deposits	—	603	157	—	760
Repayments of membership initiation deposits	—	(748)	(282)	—	(1,030)
Net intercompany transactions	—	(37,625)	(386)	38,011	—
Net cash used in financing activities	(45,140)	(44,098)	(2,013)	38,011	(53,240)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(110)	—	(110)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(40,941)	2,316	—	(38,625)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	77,844	4,007	—	81,851
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$36,903	$6,323	$—	$43,226

Consolidating Condensed Statements of Cash Flows
For the Thirty-Six Weeks Ended September 4, 2012

(In thousands of dollars)

	ClubCorp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Condensed
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,047	58,967	$87	$—	$66,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(28,434)	(3,033)	—	(31,467)
Acquisitions of clubs	—	(3,570)	—	—	(3,570)
Proceeds from dispositions	—	391	2	—	393
Proceeds from insurance	—	1,978	—	—	1,978
Net change in restricted cash and capital reserve funds	—	97	—	—	97
Net intercompany transactions	(4,722)	—	—	4,722	—
Net cash used in investing activities	(4,722)	(29,538)	(3,031)	4,722	(32,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,325)	(6,801)	(1,671)	—	(10,797)
Purchase of interest rate cap agreement	—	—	(8)	—	(8)
Debt issuance and modification costs	—	—	(167)	—	(167)
Proceeds from new membership initiation deposits	—	504	48	—	552
Repayments of membership initiation deposits	—	(303)	(152)	—	(455)
Net intercompany transactions	—	(1,269)	5,991	(4,722)	—
Net cash (used in) provided by financing activities	(2,325)	(7,869)	4,041	(4,722)	(10,875)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	787	—	787
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	21,560	1,884	—	23,444
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	43,723	6,594	—	50,317
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$65,283	$8,478	$—	$73,761

15. RELATED PARTY TRANSACTIONS

During the twelve and thirty-six weeks ended September 3, 2013 we were a party to a management agreement (the "Management Agreement") with an affiliate of KSL, pursuant to which we were provided financial and management consulting services in exchange for an annual fee of $1.0 million. In addition, we have agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the twelve and thirty-six weeks ended September 3, 2013 we paid an affiliate of KSL approximately $0.3 million and $0.8 million, respectively, and during the twelve and thirty-six weeks ended September 4, 2012, we paid them approximately $0.3 million and $0.8 million, respectively, in management fees. The Management Agreement allowed that, in the event of a financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. On September 25, 2013, we made a one-time payment of $5.0 million in connection with the termination of the Management Agreement. See Note 16.

During the thirty-six weeks ended September 3, 2013, we made a distribution to our owners of $35.0 million.

During the twelve and thirty-six weeks ended September 3, 2013, we paid $0.0 million and $0.4 million, respectively, and during the twelve and thirty-six weeks ended September 4, 2012, we paid $0.4 million and $0.6 million, respectively, to affiliates of KSL for private party events. In addition, during the twelve and thirty-six weeks ended September 4, 2012 we received $0.1 million and $0.2 million, respectively, from an affiliate of KSL for taxes paid on behalf of affiliates of KSL.

During the thirty-six weeks ended September 3, 2013 we entered into a a consulting services agreement with an affiliate of KSL whereby we provide consulting services in exchange for an annual fee of $0.1 million. The revenue associated with this contract was immaterial during the twelve and thirty-six weeks ended September 3, 2013.

As of September 3, 2013 we had receivables of $0.2 million and payables of $0.7 million and as of December 25, 2012, we had receivables of $0.2 million and payables of $0.2 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.3 million in the twelve and thirty-six weeks ended September 3, 2013, respectively, and $0.1 million and $0.4 million during the twelve and thirty-six weeks ended September 4, 2012, respectively, in management fees from these ventures. As of September 3, 2013 and December 25, 2012, we had a receivable of $2.3 million and $1.9 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. We recognized and collected $0.1 million and $0.1 million during the thirty-six weeks ended September 3, 2013 and September 4, 2012, respectively, in revenue associated with these arrangements. During the twelve weeks ended September 3, 2013 and September 4, 2012, revenue associated with these arrangements was immaterial.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the thirty-six weeks ended September 3, 2013 and September 4, 2012, we collected and remitted $0.1 million and $0.1 million, respectively, in conjunction with these agreements. The amounts collected and remitted during the twelve weeks ended September 3, 2013 and September 4, 2012 were immaterial.
The Company joins in the filing of a consolidated federal income tax return with Holdings, whereby we remit our federal income taxes through Holdings. See Notes 10 and 13.
16. SUBSEQUENT EVENTS

Initial Public Offering

On September 25, 2013, Holdings closed its initial public offering in which it sold 13,200,000 shares of common stock and Fillmore sold 4,800,000 shares. The offering generated net proceeds to Holdings of approximately $168.8 million after deducting underwriting discounts and commissions and estimated offering expenses. Holdings subsequently contributed the net proceeds to the Company. The Company did not receive any proceeds from the sale of shares of common stock offered by Fillmore.

We intend to use the net proceeds received by us from this offering to redeem $145.3 million in aggregate principal amount of our $415.0 million in senior unsecured notes (the "Senior Notes"), plus approximately $5.9 million in accrued and unpaid interest thereon, and to pay approximately $14.5 million of redemption premium. This redemption is pursuant to a provision in the indenture governing the Senior Notes that permits us to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. We anticipate this redemption will occur subsequent to the satisfaction of a notice period, in accordance with the terms of the indenture governing the Senior Notes.

We also used a portion of the net proceeds received by us from this offering and cash on hand to make a one-time payment of $5.0 million to an affiliate of KSL in connection with the termination of the Management Agreement with such affiliate of KSL pursuant to which we were provided financial and management consulting services. See Note 15.

Shares of Common Stock Issued to Employees

As described in Note 2, equity-based unit awards have been issued under the MPI. In connection with the consummation of Holdings' initial public offering on September 25, 2013, the MPI participants, including our executives, employees, directors and consultants surrendered all Class A units (including Converted Units) and Class C units held by them and in exchange for an aggregate of 2,251,027 shares of Holdings' common stock previously held by Fillmore, a portion of which will be restricted, subject to remaining time vesting requirements. Also, as described in Note 2, RSUs have been granted to certain executives under the Stock Plan. On March 15, 2014, the required time period following Holding's initial public offering will be satisfied and the liquidity vesting requirement will be met, at which time all then outstanding RSUs will be converted into shares of common stock, a portion of which will be restricted, subject to remaining time vesting requirements.

Subsequent to Holdings' initial public offering, we expect to record equity-based compensation expense of approximately $14.0 million during the fourth quarter of 2013 related to the unit awards previously issued and outstanding under the MPI program and all outstanding RSUs granted under the Stock Plan, to the extent the time vesting conditions have been satisfied. See Note 2.

Amendment No. 3 to the Credit Agreement governing the Secured Credit Facilities

As described in Note 9, on August 30, 2013, we entered into a third amendment to the credit agreement governing the Secured Credit Facilities to conditionally secure the $135.0 million incremental revolving credit facility. The third amendment became effective on September 30, 2013, subsequent to the satisfaction of certain conditions, including the receipt by us, by way of contribution from Holdings, of more than $150.0 million of proceeds from the completion of an initial public offering by Holdings. The $135.0 million revolving credit commitments mature five years from the effective date of the third amendment and borrowings will bear interest at a rate of LIBOR plus a margin of 3.0% per annum. Additionally, the third amendment reduced the existing $50.0 million revolving credit facility to $19.6 million, the amount of standby letters of credit outstanding as of the effective date of the third amendment.

2012 Stock Award Plan

On September 24, 2013, Holdings registered 4,000,000 shares of common stock reserved for future issuance under the Stock Plan. In connection with the closing of Holdings' initial public offering, 20,000 shares of Holdings' restricted common stock, which vest after one year, were issued to certain of our directors under the Stock Plan.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the consolidated condensed financial statements and related notes included in this quarterly report and in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended December 25, 2012 ("2012 Annual Report").

Forward-Looking Statements

All statements (other than statements of historical facts) in this quarterly report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward‑looking statements. In addition, forward‑looking statements generally can be identified by the use of forward‑looking terminology such as “may”, “should”, “expect”, “intend”, “will”, “estimate”, “anticipate”, “believe”, “predict”, “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward‑looking statements:

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

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage; and

•	restrictions in our debt agreements that limit our flexibility in operating our business.
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

Overview

We are a leading owner-operator of private golf and country clubs, business, sports and alumni clubs in North America. As of September 3, 2013, our portfolio of 153 owned or operated clubs, with over 148,000 memberships, served more than 370,000 individual members. Our operations are organized into two business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. As of September 3, 2013, we owned or operated 104 golf and country clubs and 49 business, sports and alumni clubs in 25 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These programs are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such offering is our O.N.E. program, an upgrade offering that combines what we refer to as ‘‘comprehensive club, community and world benefits’’. With this offering, members receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges to more than 200 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 700 renowned hotels, resorts, restaurants and entertainment venues.

The following table presents our membership counts for continuing operations at the end of the periods indicated:

	Sept. 3, 2013	Dec. 25, 2012	# Change	% Change	Sept. 4, 2012	Dec. 27, 2011	# Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	83,320	81,112	2,208	2.7%	81,437	79,540	1,897	2.4%
New or Acquired Clubs	3,308	1,607	1,701	105.8%	2,995	1,079	1,916	177.6%
Total Golf and Country Clubs	86,628	82,719	3,909	4.7%	84,432	80,619	3,813	4.7%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	61,882	62,046	(164)	(0.3)%	62,511	62,953	(442)	(0.7)%
New or Acquired Clubs	—	—	—	—%	—	—	—	—%
Total Business, Sports and Alumni Clubs (2)	61,882	62,046	(164)	(0.3)%	62,511	62,953	(442)	(0.7)%
Total
Same Store Clubs (1)	145,202	143,158	2,044	1.4%	143,948	142,493	1,455	1.0%
New or Acquired Clubs	3,308	1,607	1,701	105.8%	2,995	1,079	1,916	177.6%
Total memberships at end of period	148,510	144,765	3,745	2.6%	146,943	143,572	3,371	2.3%
 _______________________

(1)  See “Basis of Presentation" for a definition of Same Store analysis.
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

In addition, the first, second and third fiscal quarters each consist of twelve weeks, whereas, the fourth quarter consists of sixteen or seventeen weeks of operations. Fiscal year 2013 will consist of a seventeen week fourth quarter and a 53-week fiscal year ending on December 31, 2013. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leasing of facilities or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods. To clarify variations caused by newly acquired or divested operations, we employ a same store analysis for year-over-year comparability purposes. (See “Basis of Presentation—Same Store Analysis.”)

Reinvention Capital Investments
We continue to identify and prioritize capital projects and believe the reinvention of our clubs through strategic capital investments help drive membership sales, facility usage and member retention. A significant portion of our invested capital is used to add reinvention elements to "major reinvention" clubs, defined as clubs receiving $750,000 or more gross capital spend on a project basis, as we believe these club enhancements represent opportunities to increase revenues and generate a positive return on our investment, although we cannot guarantee such returns. Elements of reinvention capital expenditures include “Touchdown Rooms”, which are small private meeting rooms allowing members to hold impromptu private meetings while leveraging the other services of their club. “Anytime Lounges” provide a contemporary and casual atmosphere to work and network, while “Media Rooms” provide state of the art facilities to enjoy various forms of entertainment. Additional reinvention elements include refitted fitness centers, enhanced pool area amenities such as shade cabanas, pool slides and splash pads, redesigned golf practice areas for use by beginners to avid golfers, and newly created or updated indoor and outdoor dining and social gathering areas designed to take advantage of the expansive views and natural beauty of our clubs.
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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 27, 2011	80	12	3	6	101	2	44	4	1	51
First Quarter 2012 (1)	—	—	—	—	—	—	—	—	—	—
Second Quarter 2012 (2)	—	1	1	—	2	—	—	—	—	—
Third Quarter 2012 (3)	—	—	—	—	—	(1)	(1)	—	—	(2)
Fourth Quarter 2012 (4)	—	—	(1)	—	(1)	—	—	—	—	—
December 25, 2012	80	13	3	6	102	1	43	4	1	49
First Quarter 2013	—	—	—	—	—	—	—	—	—	—
Second Quarter 2013 (5)	1	—	—	—	1	—	—	—	—	—
Third Quarter 2013 (6)	—	1	—	—	1	—	—	—	—	—
September 3, 2013	81	14	3	6	104	1	43	4	1	49
 _______________________

(1)
In January 2012, we entered into a new agreement to manage and operate LPGA International, a semi-private golf and country club located in Daytona Beach, Florida, and our management agreement with Preserve Golf Club ended as a result of the owner’s sale of the underlying property.

(2)
In March 2012, we entered into an agreement to manage and operate Hollytree Country Club, a private country club in Tyler, Texas, and in April 2012, we acquired Hartefeld National Golf Club, a private country club in Avondale, Pennsylvania.

(3)	In August 2012, we ceased operating the Westlake Club in Houston, Texas, and we sold Glendale Racquet Club in September 2012, an owned sports club in Milwaukee, Wisconsin.

(4)	In December 2012, the management agreement with Eagle Ridge Golf Club was terminated as a result of the owner’s sale of the underlying property.

(5)	In May 2013, we acquired Oak Tree Country Club, a private country club located in Edmond, Oklahoma.

(6)	In June 2013, we acquired Cherry Valley Country Club, a private country club located in Skillman, New Jersey.

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

As of September 3, 2013 and December 25, 2012, we have recorded $55.5 million and $52.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, which are included in other liabilities in the consolidated condensed balance sheets.

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

EBITDA, Segment EBITDA and Adjusted EBITDA

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

We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense, income taxes, gain or loss on disposal, acquisition and impairment of assets, gain on extinguishment of debt and depreciation and amortization. Segment EBITDA differs from Adjusted EBITDA, although, Segment EBITDA may be adjusted for items similar to those defined in the indenture governing the Senior Notes and the credit agreement governing the Secured Credit Facilities. Segment EBITDA has been calculated using this definition for all periods presented. (See Note 12 of the consolidated condensed financial statements.)
Segment EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on GAAP and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment EBITDA may not be comparable to similarly titled measures reported by other companies.
Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to other companies. Adjusted EBITDA is included because the indenture governing our Senior Notes and the credit agreement governing the Secured Credit Facilities contain certain financial and non-financial covenants which require ClubCorp and its restricted subsidiaries to maintain specified financial ratios on a rolling four quarter basis and utilize this measure of Adjusted EBITDA.
We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation, and compliance with certain financial covenants in the indenture governing our Senior Notes and under the credit agreement governing the Secured Credit Facilities, as Adjusted EBITDA is a material component of these covenants. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to evaluate a company’s ability to meet its debt service requirement, to estimate the value of a company and to make informed investment decisions. Adjusted EBITDA is also considered when evaluating our executive compensation.
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
The following table provides a reconciliation of net loss to EBITDA, Segment EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Thirty-Six Weeks Ended		Fiscal Year Ended	Four Quarters Ended
	September 3, 2013	September 4, 2012	September 3, 2013	September 4, 2012	December 25, 2012	September 3, 2013
	(dollars in thousands)
Net loss	$(4,874)	$(12,237)	$(7,950)	$(23,489)	$(26,293)	$(10,754)
Interest expense	19,254	19,831	57,911	59,510	88,263	86,664
Income tax expense (benefit)	3,887	(1,601)	1,460	49	(7,137)	(5,726)
Interest and investment income	(80)	(29)	(224)	(86)	(1,212)	(1,350)
Depreciation and amortization	17,030	17,592	49,497	53,926	78,286	73,857
EBITDA	$35,217	$23,556	$100,694	$89,910	$131,907	$142,691
Impairments and disposition of assets (1)	2,773	13,107	8,286	14,801	26,604	20,089
Non-cash adjustments (2)	1,139	925	2,889	2,794	4,072	4,167
Other adjustments (3)	1,706	684	3,266	1,962	2,933	4,237
Segment EBITDA	$40,835	$38,272	$115,135	$109,467	$165,516	$171,184
Acquisition adjustment (4)	219	591	1,198	1,773	2,560	1,985
Non-cash and other adjustments (5)	514	(825)	857	(2,730)	(1,887)	1,700
Adjusted EBITDA	$41,568	$38,038	$117,190	$108,510	$166,189	$174,869

______________________

(1)	Includes non-cash impairment charges related to: liquor licenses, property and equipment, equity method investments, mineral rights, loss on disposals of assets and net loss from discontinued clubs.

(2)	Includes non-cash items related to purchase accounting associated with the acquisition of ClubCorp, Inc. in 2006, by affiliates of KSL and expense recognized for our long-term incentive plan.

(3)	Other adjustments include management fees and expenses paid to an affiliate, acquisition costs, loan origination fees and other charges incurred in connection with the ClubCorp Formation.

(4)
Represents deferred revenue related to initiation deposits and fees that would have been recognized in the applicable period but for the application of purchase accounting in connection with the purchase of ClubCorp, Inc. in 2006.

(5)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less earnings of said investments, income or loss attributable to non-controlling equity interests of continuing operations, exclusion of non-cash income related to surface rights agreements and franchise tax expense.

For the twelve and thirty-six weeks ended September 3, 2013, Adjusted EBITDA increased $3.5 million and $8.7 million, or 9.3% and 8.0%, respectively, over the twelve and thirty-six weeks ended September 4, 2012, due primarily to the EBITDA growth in our golf and country club segment and increases in other adjustments permitted under the credit agreement governing the Secured Credit Facilities.
Same Store Analysis

We employ “same store” analysis techniques for a variety of management purposes. By our definition, clubs are evaluated at the beginning of each year and considered same store once they have been fully operational for one fiscal year. Newly acquired or opened clubs and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. Once a club has been divested, it is removed from the same store classification for all periods presented and included in discontinued operations. For same store year-over-year comparisons, clubs must be open the entire year for both years in the comparison to be considered same store, therefore, same store facility counts and operating results may vary depending on the years of comparison. We believe this approach provides for a more effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our established same store clubs without the inclusion of newly acquired or opened clubs.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third quarters each consist of twelve weeks while our fourth quarter consists of sixteen or seventeen weeks. Fiscal year 2013 will consist of a seventeen week fourth quarter and a 53-week fiscal year ending on December 31, 2013.

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended				Thirty-Six Weeks Ended
	Sept. 3, 2013	% of Revenue	Sept. 4, 2012	% of Revenue	Sept. 3, 2013	% of Revenue	Sept. 4, 2012	% of Revenue
	(dollars in thousands)
REVENUES:
Club operations	$143,487	73.6%	$131,557	73.1%	$394,696	72.4%	$372,292	72.2%
Food and beverage	50,809	26.1%	47,778	26.5%	148,615	27.2%	141,303	27.4%
Other revenues	539	0.3%	662	0.4%	2,203	0.4%	2,164	0.4%
Total revenues	194,835		179,997		545,514		515,759
DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	127,732	65.6%	117,333	65.2%	354,570	65.0%	335,337	65.0%
Cost of food and beverage sales exclusive of depreciation	17,185	8.8%	15,780	8.8%	49,179	9.0%	45,952	8.9%
Depreciation and amortization	17,030	8.7%	17,592	9.8%	49,497	9.1%	53,926	10.5%
Provision for doubtful accounts	1,102	0.6%	983	0.5%	2,004	0.4%	2,216	0.4%
Loss on disposals of assets	2,745	1.4%	2,536	1.4%	6,376	1.2%	3,456	0.7%
Impairment of assets	24	—%	—	—%	1,905	0.3%	770	0.1%
Equity in earnings from unconsolidated ventures	(424)	(0.2)%	(349)	(0.2)%	(966)	(0.2)%	(959)	(0.2)%
Selling, general and administrative	11,250	5.8%	9,679	5.4%	31,747	5.8%	30,325	5.9%
OPERATING INCOME	18,191	9.3%	16,443	9.1%	51,202	9.4%	44,736	8.7%
Interest and investment income	80	—%	29	—%	224	—%	86	—%
Interest expense	(19,254)	(9.9)%	(19,831)	(11.0)%	(57,911)	(10.6)%	(59,510)	(11.5)%
Other income	—	—%	92	0.1%	—	—%	1,823	0.4%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(983)	(0.5)%	(3,267)	(1.8)%	(6,485)	(1.2)%	(12,865)	(2.5)%
INCOME TAX (EXPENSE) BENEFIT	(3,887)	(2.0)%	1,601	0.9%	(1,460)	(0.3)%	(49)	—%
LOSS FROM CONTINUING OPERATIONS	(4,870)	(2.5)%	(1,666)	(0.9)%	(7,945)	(1.5)%	(12,914)	(2.5)%
Loss from discontinued clubs, net of income tax (expense) benefit of $(2) and $1,232 for the twelve weeks ended September 3, 2013 and September 4, 2012, respectively, and $2 and $1,260 for the thirty-six weeks ended September 3, 2013 and September 4, 2012, respectively	(4)	—%	(10,571)	(5.9)%	(5)	—%	(10,575)	(2.1)%
NET LOSS	(4,874)	(2.5)%	(12,237)	(6.8)%	(7,950)	(1.5)%	(23,489)	(4.6)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(129)	(0.1)%	(15)	—%	(131)	—%	(169)	—%
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(5,003)	(2.6)%	$(12,252)	(6.8)%	$(8,081)	(1.5)%	$(23,658)	(4.6)%

Comparison of the twelve weeks ended September 3, 2013 and September 4, 2012

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended September 3, 2013 and September 4, 2012:

	Twelve Weeks Ended
	September 3, 2013	September 4, 2012	Change	% Change
	(dollars in thousands)
Total revenues	$194,835	$179,997	$14,838	8.2%
Club operating costs and expenses exclusive of depreciation (1)	146,019	134,096	11,923	8.9%
Depreciation and amortization	17,030	17,592	(562)	(3.2)%
Loss on disposals of assets	2,745	2,536	209	8.2%
Impairment of assets	24	—	24	—%
Equity in earnings from unconsolidated ventures	(424)	(349)	(75)	(21.5)%
Selling, general and administrative	11,250	9,679	1,571	16.2%
OPERATING INCOME	18,191	16,443	1,748	10.6%
Interest and investment income	80	29	51	175.9%
Interest expense	(19,254)	(19,831)	(577)	(2.9)%
Other income	—	92	(92)	(100.0)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(983)	(3,267)	2,284	69.9%
INCOME TAX (EXPENSE) BENEFIT	(3,887)	1,601	(5,488)	(342.8)%
LOSS FROM CONTINUING OPERATIONS	$(4,870)	$(1,666)	$(3,204)	(192.3)%
__________________________

(1)   Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $194.8 million for the twelve weeks ended September 3, 2013 increased $14.8 million, or 8.2%, over the twelve weeks ended September 4, 2012, largely due to increased golf and country club revenue. Golf and country club revenue increased $12.0 million, or 8.3%, of which $4.2 million is attributable to golf and country club properties added in 2012 and 2013. The remaining $7.8 million golf and country club revenue increase is driven by increases in same store dues, golf operations, food and beverage and other revenue. In addition, our business, sports and alumni club segment revenue increased $0.2 million, or 0.6%, primarily from an increase in dues revenue. Revenue also increased $2.7 million, due to reimbursements for certain operating costs at managed clubs. These reimbursements do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $146.0 million for the twelve weeks ended September 3, 2013 increased $11.9 million, or 8.9%, compared to the twelve weeks ended September 4, 2012. The increase is partially due to $3.5 million of club operating costs and expenses related to club properties added in 2012 and 2013 and $3.5 million of increased labor and food and beverage cost of goods sold associated with higher revenues. The remaining increase is largely related to certain operating costs at managed clubs, which are offset by reimbursements to the Company recorded within revenue, resulting in no net impact on operating income.

Depreciation and amortization decreased $0.6 million, or 3.2% during the twelve weeks ended September 3, 2013 compared to the twelve weeks ended September 4, 2012, due to lower amortization expense from intangible assets that fully amortized at the end of fiscal 2012.

Loss on disposal of assets for the twelve weeks ended September 3, 2013 and September 4, 2012 of $2.7 million and $2.5 million, respectively, were primarily comprised of losses on asset retirements during the normal course of business.

Selling, general and administrative expenses of $11.3 million for the twelve weeks ended September 3, 2013 increased $1.6 million, or 16.2%, compared to the twelve weeks ended September 4, 2012 primarily due to increased professional fees related to the acquisition of a golf and country club and incremental costs incurred in connection with the second amendment to the credit agreement governing the Secured Credit Facilities.

Interest expense totaled $19.3 million and $19.8 million for the twelve weeks ended September 3, 2013 and September 4, 2012, respectively. The $0.6 million reduction is largely due to amendments to the credit agreement governing the Secured Credit Facilities that reduced the interest rate on our term loan facility in November 2012 and again in July 2013.

The effective tax rates for the twelve weeks ended September 3, 2013 and September 4, 2012 were 395.4% and 49.0%, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying our year-to-date pre-tax income or loss by an annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended September 3, 2013 and September 4, 2012, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the twelve weeks ended September 3, 2013 and September 4, 2012:

	Twelve Weeks Ended
Consolidated Summary	Sept 3, 2013	Sept 4, 2012	Change	% Change
	(dollars in thousands)
Total Revenue	$194,835	$179,997	$14,838	8.2%

Segment EBITDA:
Golf and Country Club	$43,091	$39,738	$3,353	8.4%
Business, Sports and Alumni Club	4,717	5,386	(669)	(12.4)%
Other EBITDA	(6,973)	(6,852)	(121)	(1.8)%
Total Segment EBITDA (1)	$40,835	$38,272	$2,563	6.7%
Acquisition adjustment	219	591	(372)	(62.9)%
Non-cash and other adjustments	514	(825)	1,339	162.3%
Adjusted EBITDA (1)	$41,568	$38,038	$3,530	9.3%
_______________________________

(1)	See ‘‘Basis of Presentation’’ for the definition of Segment EBITDA and Adjusted EBITDA and a reconciliation of net loss to Segment EBITDA and Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended September 3, 2013 and September 4, 2012:

	Twelve Weeks Ended
Golf and Country Club Segment	September 3, 2013	September 4, 2012	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$65,604	$62,731	$2,873	4.6%
Food and Beverage	33,112	31,187	1,925	6.2%
Golf Operations	38,231	36,159	2,072	5.7%
Other	13,557	12,590	967	7.7%
Revenue	$150,504	$142,667	$7,837	5.5%
Segment EBITDA	$42,412	$39,626	$2,786	7.0%
Segment EBITDA Margin	28.2%	27.8%	40 bps	1.5%

Acquisitions
Revenue	$5,343	$1,198	$4,145	346.0%
Segment EBITDA	$679	$112	$567	506.3%

Total Golf and Country Clubs
Revenue	$155,847	$143,865	$11,982	8.3%
Segment EBITDA	$43,091	$39,738	$3,353	8.4%
Segment EBITDA Margin	27.6%	27.6%	3 bps	0.1%

Same Store Memberships	83,320	82,796	524	0.6%
Total Memberships	86,628	84,432	2,196	2.6%
Same Store Average Membership (1)	83,035	82,436	599	0.7%
Dues per Average Same Store Membership (2)	$790	$761	$29	3.8%
Revenue per Average Same Store Membership (2)	$1,813	$1,731	$82	4.7%
_______________________________

(1) Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2) Same store revenue (dues or segment) divided by same store average membership.

Total revenue for same store golf and country clubs increased $7.8 million, or 5.5%, for the twelve weeks ended September 3, 2013 compared to the twelve weeks ended September 4, 2012, largely due to increases in dues, golf operations, food and beverage and other revenue. Dues revenue increased $2.9 million, or 4.6%, due to an increase in average dues per membership and an increase in memberships. Golf operations revenue increased $2.1 million, or 5.7%, due to increases in golf rounds, average green fees and cart fees and increased retail revenue. Food and beverage revenue increased $1.9 million, or 6.2%, largely due to an increase in a la carte revenue driven by a 9.9% increase in a la carte covers.

Segment EBITDA for same store golf and country clubs increased $2.8 million, or 7.0%, for the twelve weeks ended September 3, 2013 compared to the twelve weeks ended September 4, 2012, largely due to the increase in higher margin dues revenue. As a result, same store Segment EBITDA margin for the twelve weeks ended September 3, 2013 increased 40 basis points over the twelve weeks ended September 4, 2012.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended September 3, 2013 and September 4, 2012:

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	September 3, 2013	September 4, 2012	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$17,580	$17,222	$358	2.1%
Food and Beverage	16,354	16,331	23	0.1%
Other	2,694	2,867	(173)	(6.0)%
Revenue	$36,628	$36,420	$208	0.6%
Segment EBITDA	$4,717	$5,386	$(669)	(12.4)%
Segment EBITDA Margin	12.9%	14.8%	(191) bps	(12.9)%

Acquisitions
Revenue	$—	$—	$—	—%
Segment EBITDA	$—	$—	$—	—%

Total Business, Sports and Alumni Clubs
Revenue	$36,628	$36,420	$208	0.6%
Segment EBITDA	4,717	5,386	$(669)	(12.4)%
Segment EBITDA Margin	12.9%	14.8%	(191) bps	(12.9)%

Same Store Memberships	61,882	62,511	(629)	(1.0)%
Total Memberships	61,882	62,511	(629)	(1.0)%
Same Store Average Membership (1)	61,952	62,475	(523)	(0.8)%
Dues per Average Same Store Membership (2)	$284	$276	$8	2.9%
Revenue per Average Same Store Membership (2)	$591	$583	$8	1.4%
_______________________________

(1) Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2) Same store revenue (dues or segment) divided by same store average membership.

Total revenues for business, sports and alumni clubs increased $0.2 million, or 0.6%, for the twelve weeks ended September 3, 2013 compared to the twelve weeks ended September 4, 2012, largely due to the $0.4 million, or 2.1%, increase in dues revenue, driven by increases in average dues per membership, partially offset by the decline in other revenue. Food and beverage revenue was flat for the twelve weeks ended September 3, 2013 compared to the twelve weeks ended September 4, 2012, as the increase in a la carte revenue, driven by a 6.3% increase in a la carte covers and a 2.0% increase in a la carte check average, was offset by a decline in private event revenues.

Segment EBITDA for business, sports and alumni clubs declined $0.7 million, or 12.4%, for the twelve weeks ended September 3, 2013 compared to the twelve weeks ended September 4, 2012, as improved revenues were more than offset by increased leasing costs associated with the relocation and reinvention of one of our business clubs. As a result, segment EBITDA margin for the twelve weeks ended September 3, 2013 declined 191 basis points compared to the twelve weeks ended September 4, 2012.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended September 3, 2013 and September 4, 2012:

	Twelve Weeks Ended
Other	September 3, 2013	September 4, 2012	Change	% Change
	(dollars in thousands)
EBITDA	$(6,973)	$(6,852)	$(121)	(1.8)%

Other EBITDA decreased $0.1 million, or 1.8%, for the twelve weeks ended September 3, 2013 compared to the twelve weeks ended September 4, 2012 primarily due to the expiration of certain mineral lease and surface rights agreements during fiscal 2012.

Comparison of the thirty-six weeks ended September 3, 2013 and September 4, 2012

The following table presents key financial information derived from our consolidated condensed statements of operations for the thirty-six weeks ended September 3, 2013 and September 4, 2012:

	Thirty-Six Weeks Ended
	September 3, 2013	September 4, 2012	Change	% Change
	(dollars in thousands)
Total revenues	$545,514	$515,759	$29,755	5.8%
Club operating costs and expenses exclusive of depreciation (1)	405,753	383,505	22,248	5.8%
Depreciation and amortization	49,497	53,926	(4,429)	(8.2)%
Loss on disposals of assets	6,376	3,456	2,920	84.5%
Impairment of assets	1,905	770	1,135	147.4%
Equity in earnings from unconsolidated ventures	(966)	(959)	(7)	(0.7)%
Selling, general and administrative	31,747	30,325	1,422	4.7%
OPERATING INCOME	51,202	44,736	6,466	14.5%
Interest and investment income	224	86	138	160.5%
Interest expense	(57,911)	(59,510)	(1,599)	(2.7)%
Other income	—	1,823	(1,823)	(100.0)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,485)	(12,865)	6,380	49.6%
INCOME TAX (EXPENSE) BENEFIT	(1,460)	(49)	(1,411)	(2,879.6)%
LOSS FROM CONTINUING OPERATIONS	$(7,945)	$(12,914)	$4,969	38.5%
__________________________

(1)   Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $545.5 million for the thirty-six weeks ended September 3, 2013 increased $29.8 million, or 5.8%, compared to the thirty-six weeks ended September 4, 2012, primarily due to increased golf and country club revenue. Golf and country club revenue increased $22.1 million, or 5.5%, of which $6.0 million is attributable to golf and country club properties added in 2012 and 2013. The remaining $16.1 million golf and country club revenue increase is driven by increases in same store dues, food and beverage, golf operations and other revenue. In addition, business, sports and alumni clubs revenue increased $1.7 million, or 1.5%, due to increases in food and beverage and dues revenue. Revenue also increased $5.6 million, due to reimbursements for certain operating costs at managed clubs. These reimbursements do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses of $405.8 million for the thirty-six weeks ended September 3, 2013 increased $22.2 million, or 5.8%, compared to the thirty-six weeks ended September 4, 2012. The increase is partially due to $7.1 million of increased labor and food and beverage cost of goods sold associated with higher revenues and $4.9 million of club operating costs and expenses related to club properties added in 2012 and 2013. The remaining increase is largely related to certain operating costs at managed clubs, which are offset by reimbursements to the Company recorded within revenue, resulting in no net impact on operating income.

Depreciation and amortization expense decreased $4.4 million, or 8.2%, for the thirty-six weeks ended September 3, 2013 compared to the thirty-six weeks ended September 4, 2012, due to lower amortization expense from intangible assets that fully amortized at the end of fiscal 2012.

Loss on disposal of assets of $6.4 million for the thirty-six weeks ended September 3, 2013 primarily consisted of losses on asset retirements during the normal course of business. The loss on disposal of assets of $3.5 million for the thirty-six weeks ended September 4, 2012 was comprised primarily of losses on asset retirements partially offset by $1.5 million of insurance proceeds and $0.3 million of eminent domain proceeds.

Impairment of assets of $1.9 million for the thirty-six weeks ended September 3, 2013 was primarily comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value. Impairment of assets of $0.8 million for the thirty-six weeks ended September 4, 2012 was primarily comprised of an impairment of an equity method investment.

Selling, general and administrative expenses of $31.7 million for the thirty-six weeks ended September 3, 2013 increased $1.4 million, or 4.7%, compared to the thirty-six weeks ended September 4, 2012, primarily due to incremental costs incurred in connection with the second amendment to the credit agreement governing the Secured Credit Facilities and increased professional fees related to the acquisition of two golf and country clubs.

Interest expense totaled $57.9 million and $59.5 million for the thirty-six weeks ended September 3, 2013 and September 4, 2012, respectively. The $1.6 million reduction is largely due to amendments to the credit agreement governing the Secured Credit Facilities that reduced the interest rate on our term loan facility in November 2012 and again in July 2013.

The effective tax rates for the thirty-six weeks ended September 3, 2013 and September 4, 2012 were (22.5)% and (0.4)%, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying our year-to-date pre-tax income or loss by an annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the thirty-six weeks ended September 3, 2013 and September 4, 2012, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the thirty-six weeks ended September 3, 2013 and September 4, 2012:

	Thirty-Six Weeks Ended
Consolidated Summary	September 3, 2013	September 4, 2012	Change	% Change
	(dollars in thousands)
Total Revenue	$545,514	$515,759	$29,755	5.8%

Segment EBITDA:
Golf and Country Club	$121,551	$112,661	$8,890	7.9%
Business, Sports and Alumni Club	18,843	19,500	(657)	(3.4)%
Other EBITDA	(25,259)	(22,694)	(2,565)	(11.3)%
Total Segment EBITDA (1)	$115,135	$109,467	$5,668	5.2%
Acquisition adjustment	1,198	1,773	(575)	(32.4)%
Non-cash and other adjustments	857	(2,730)	3,587	131.4%
Adjusted EBITDA (1)	$117,190	$108,510	$8,680	8.0%
  _______________________________

(1) See ‘‘Basis of Presentation’’ for the definition of Segment EBITDA and Adjusted EBITDA and a reconciliation of net loss to Segment EBITDA and Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the thirty-six weeks ended September 3, 2013 and September 4, 2012:

	Thirty-Six Weeks Ended
Golf and Country Club Segment	September 3, 2013	September 4, 2012	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$192,565	$183,797	$8,768	4.8%
Food and Beverage	91,231	87,174	4,057	4.7%
Golf Operations	99,514	98,387	1,127	1.1%
Other	34,674	32,556	2,118	6.5%
Revenue	$417,984	$401,914	$16,070	4.0%
Segment EBITDA	$120,136	$112,328	$7,808	7.0%
Segment EBITDA Margin	28.7%	27.9%	79 bps	2.8%

Acquisitions
Revenue	$8,233	$2,238	$5,995	267.9%
Segment EBITDA	$1,415	$333	$1,082	324.9%

Total Golf and Country Clubs
Revenue	$426,217	$404,152	$22,065	5.5%
Segment EBITDA	$121,551	$112,661	$8,890	7.9%
Segment EBITDA Margin	28.5%	27.9%	64 bps	2.3%

Same Store Memberships	83,320	82,796	524	0.6%
Total Memberships	86,628	84,432	2,196	2.6%
Same Store Average Membership (1)	82,216	81,708	508	0.6%
Dues per Average Same Store Membership (2)	$2,342	$2,249	$93	4.1%
Revenue per Average Same Store Membership (2)	$5,084	$4,919	$165	3.4%
_______________________________

(1) Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2) Same store revenue (dues or segment) divided by same store average membership.

Total revenue for same store golf and country clubs increased $16.1 million, or 4.0%, for the thirty-six weeks ended September 3, 2013 compared to the thirty-six weeks ended September 4, 2012, primarily due to increases in dues, food and beverage, golf operations and other revenue. Dues revenue increased $8.8 million or 4.8%, largely due to an increase in average dues per membership combined with an increase in memberships. Food and beverage revenues increased $4.1 million, or 4.7%, due to an increase in a la carte revenue, driven by a 6.2% increase in a la carte covers, and increases in private party revenue. Golf operations revenues increased $1.1 million, or 1.1%, due largely to increased retail revenue driven by a 5.9% increase in retail revenue per round.

Segment EBITDA for same store golf and country clubs increased $7.8 million, or 7.0%, for the thirty-six weeks ended September 3, 2013 compared to the thirty-six weeks ended September 4, 2012, largely due to the increase in higher margin dues revenue. As a result, same store Segment EBITDA margin for the thirty-six weeks ended September 3, 2013 increased 79 basis points over the thirty-six weeks ended September 4, 2012.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the thirty-six weeks ended September 3, 2013 and September 4, 2012:

	Thirty-Six Weeks Ended
Business, Sports and Alumni Club Segment	September 3, 2013	September 4, 2012	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$52,770	$51,991	$779	1.5%
Food and Beverage	55,281	53,968	1,313	2.4%
Other	8,073	8,469	(396)	(4.7)%
Revenue	$116,124	$114,428	$1,696	1.5%
Segment EBITDA	$18,843	$19,500	$(657)	(3.4)%
Segment EBITDA Margin	16.2%	17.0%	(81) bps	(4.8)%

Acquisitions
Revenue	$—	$—	$—	—%
Segment EBITDA	$—	$—	$—	—%

Total Business, Sports and Alumni Clubs
Revenue	$116,124	$114,428	$1,696	1.5%
Segment EBITDA	$18,843	$19,500	$(657)	(3.4)%
Segment EBITDA Margin	16.2%	17.0%	(81) bps	(4.8)%

Same Store Memberships	61,882	62,511	(629)	(1.0)%
Total Memberships	61,882	62,511	(629)	(1.0)%
Same Store Average Membership (1)	61,964	62,732	(768)	(1.2)%
Dues per Average Same Store Membership (2)	$852	$829	$23	2.8%
Revenue per Average Same Store Membership (2)	$1,874	$1,824	$50	2.7%
_______________________________

(1) Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2) Same store revenue (dues or segment) divided by same store average membership.

Total revenues for business, sports and alumni clubs increased $1.7 million, or 1.5%, for the thirty-six weeks ended September 3, 2013 compared to the thirty-six weeks ended September 4, 2012, due to increases in food and beverage and dues revenue. Food and beverage revenue increased $1.3 million, or 2.4%, due to increases in a la carte revenue driven by a 6.1% increase in a la carte check average and a 1.6% increase in a la carte covers. Dues revenue increased $0.8 million, or 1.5%, due to increases in average dues per membership.

Segment EBITDA for business, sports and alumni clubs declined $0.7 million, or 3.4%, for the thirty-six weeks ended September 3, 2013 compared to the thirty-six weeks ended September 4, 2012, as improved revenues were more than offset by increased leasing costs associated with the relocation and reinvention of one of our business clubs. As a result, segment EBITDA margin for the thirty-six weeks ended September 3, 2013 declined 81 basis points compared to the thirty-six weeks ended September 4, 2012.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the for thirty-six weeks ended September 3, 2013 and September 4, 2012:

	Thirty-Six Weeks Ended
Other	September 3, 2013	September 4, 2012	Change	% Change
	(dollars in thousands)
EBITDA	$(25,259)	$(22,694)	$(2,565)	(11.3)%

Other EBITDA decreased $2.6 million, or 11.3%, for the thirty-six weeks ended September 3, 2013 compared to the thirty-six weeks ended September 4, 2012 primarily due to the expiration of certain mineral lease and surface rights agreements during fiscal 2012.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain and fund expansions, replacement projects and other capital investments at our clubs, be poised for external growth in the marketplace and pay dividends to shareholders. Historically, we have financed our business through cash flows from operations and debt. For the remainder of fiscal 2013, we anticipate cash flows from operations to be our primary source of cash and believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, planned capital expenditures and debt service obligations. We plan to use excess cash reserves and our revolving credit facility to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of September 3, 2013, cash and cash equivalents totaled $43.2 million and we had access to an unused $30.4 million revolving credit facility for total liquidity of $73.6 million. In September 2013, we completed a third amendment to the credit agreement governing the Secured Credit Facilities for $135.0 million in incremental revolving credit commitments and agreed to reduce the existing $50.0 million revolving credit facility to the $19.6 million of standby letters of credit outstanding as of the effective date of the amendment.

Cash Flows from Operating Activities

Cash flows from operations totaled $66.9 million and $66.1 million for the thirty-six weeks ended September 3, 2013 and September 4, 2012, respectively. The $0.8 million increase in operating cash flows is due to the $15.6 million improvement in earnings partially offset by $14.8 million of changes in working capital during the normal course of business.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $52.1 million and $32.6 million for the thirty-six weeks ended September 3, 2013 and September 4, 2012, respectively. The increase in cash used for investing activities is largely due to a $10.6 million increase in capital spent to maintain, renovate and reinvent our existing properties and a $7.2 million increase in cash used for acquisitions. In addition, during the thirty-six weeks ended September 4, 2012 we received $2.0 million of insurance proceeds for damages caused by a hurricane.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $53.2 million and $10.9 million for the thirty-six weeks ended September 3, 2013 and September 4, 2012, respectively. During the thirty-six weeks ended September 3, 2013, we made a distribution of $35.0 million to the owners of our common stock and scheduled debt repayments of $22.0 million.

As described in Note 16 of the consolidated condensed financial statements, we intend to use the net proceeds received by Holdings from the initial public offering to redeem $145.25 million in aggregate principal amount of our Senior Notes, plus approximately $5.9 million in accrued and unpaid interest thereon, and to pay approximately $14.5 million of redemption premium.

Total cash and cash equivalents decreased by $38.6 million for the thirty-six weeks ended September 3, 2013 and increased by $23.4 million for the thirty-six weeks ended September 4, 2012.

Capital Spending

The nature of our business requires us to invest a significant amount of capital to maintain our existing properties. For the thirty-six weeks ended September 3, 2013 and September 4, 2012, we spent approximately $18.3 million and $10.9 million, respectively, in capitalized costs to maintain our existing properties. For the remainder of fiscal year 2013, we anticipate spending approximately $6.0 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also elect to spend discretionary capital to expand and improve existing properties, including major reinvention, and enter into new business opportunities through acquisitions. Capital expansion funding totaled approximately $34.5 million and $24.1 million for the thirty-six weeks ended September 3, 2013 and September 4, 2012, respectively. We anticipate spending approximately $19.0 million on expansion projects during the remainder of fiscal year 2013. This amount is subject to change if additional acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of many known and unknown factors, including but not limited to those described in the “Risk Factors” section of our last quarterly report on Form 10-Q.

Debt

2010 Secured Credit Facilities—On November 30, 2010 we entered into secured credit facilities (the “Secured Credit Facilities”). These facilities were originally comprised of (i) a $310.0 million term loan facility and (ii) a revolving credit facility with a maximum borrowing limit of $50.0 million, which included letter of credit and swing line facilities. The credit agreement included incremental facilities, whereby we had the option to increase the term loan facility by up to $50.0 million and the revolving credit facility by up to an additional $25.0 million, both subject to conditions and restrictions in the credit agreement. The term loan facility was scheduled to mature on November 30, 2016 and the revolving credit facility expires on November 30, 2015. The interest rate on the Secured Credit Facilities was originally the higher of (i) 6.0% or (ii) an elected LIBOR plus a margin of 4.5%.

On November 16, 2012, we entered into an amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on the term loan facility to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%. This amendment did not apply to the revolving credit facility or any incremental facilities.

On July 24, 2013, we entered into a second amendment to the credit agreement governing the Secured Credit Facilities to reduce the interest rate on the term loan facility, increase the principal borrowed under the term loan facility, extend the maturity date of the term loan facility, eliminate the quarterly principal payment requirement under the term loan facility, increase the amount of permissible incremental facilities and modify certain financial covenants and non-financial terms and conditions associated with the credit agreement governing the Secured Credit Facilities.

The interest rate on the term loan facility was reduced to the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25%, with an additional reduction to the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%, upon successful completion of an initial public offering with proceeds of at least $50.0 million, which condition was satisfied subsequent to the twelve weeks ended September 3, 2013 on September 25, 2013, by our receipt by way of contribution from Holdings, the amount of more than $50.0 million in proceeds from the completion of an initial public offering by Holdings. The term loan facility principal balance was increased to $301.1 million. The maturity date of the term loan facility was extended to July 24, 2020. In addition to the $19.6 million of standby letters of credit outstanding, capacity available under the incremental facilities was increased to $135.0 million in new revolving credit, plus $75.0 million in new revolving credit and term loan combined, with additional capacity for incremental revolving credit and/or term loan commitments thereafter if certain financial covenants are met.

Additionally, the total leverage and interest coverage ratio financial covenants were replaced by the Senior Secured Leverage Ratio covenant. The Senior Secured Leverage Ratio, defined as Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in "Basis of Presentation"), requires Operations to maintain a leverage ratio no greater than 4.00:1.00 for each fiscal quarter ended on or after June 30, 2013. We may also be required to prepay the outstanding term loan facility by a percentage of excess cash flows after each fiscal year end. The percentage of excess cash flows payable may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year.

On August 30, 2013, we entered into a third amendment to the credit agreement governing the Secured Credit Facilities to conditionally secure the $135.0 million incremental revolving credit facility. The third amendment became effective on September 30, 2013, subsequent to the satisfaction of certain conditions, including our receipt by way of contribution from Holdings, of more than $150.0 million of proceeds from the completion of an initial public offering by

Holdings. The $135.0 million revolving credit commitments mature five years from the effective date of the third amendment and borrowings will bear interest at a rate of LIBOR plus a margin of 3.0% per annum. Additionally, the third amendment reduced the existing $50.0 million revolving credit facility to $19.6 million, the amount of standby letters of credit outstanding as of the effective date of the third amendment.

As of September 3, 2013, we were in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present our Senior Secured Leverage Ratio on a a rolling four quarter basis through September 3, 2013:

	Four Quarters Ended
	September 3, 2013
	(dollars in thousands)
Adjusted EBITDA (1)	$174,869
Consolidated Senior Secured Debt (2)	$347,248

Senior Secured Leverage Ratio	1.99	x
_______________________

(1)	See ‘‘—Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

(2)	The reconciliation of total debt to Consolidated Senior Secured Debt is as follows:

As of September 3, 2013
(dollars in thousands)
Long-term debt (net of current portion)	$773,967
Current maturities of long-term debt	11,376
Outstanding letters of credit (a)	19,550
Uncollateralized surety bonds (b)	655
Less:
Unsecured high yield Senior Notes (c)	(415,000)
Adjustment per credit agreement (d)	(43,300)
Consolidated Senior Secured Debt	$347,248
  _______________________________

(a)      Represents total outstanding letters of credit.

(b)       Represents surety bonds not collateralized by letters of credit.

(c)      Represents unsecured high yield Senior Notes excluded per the credit agreement.

(d)       Represents an adjustment per the credit agreement reducing total debt by the lesser of total unrestricted cash or $75 million.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

There have been no other material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2012 Annual Report and last quarterly report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of September 3, 2013, the interest rate on our term loan facility was the higher of (i) 4.25% "Floor" or (ii) an elected LIBOR plus a margin of 3.25%. On September 25, 2013, subsequent to the thirty-six weeks ended September 3, 2013, the rate was reduced to the higher of (i) 4.0% "Floor" or (ii) an elected LIBOR plus a margin of 3.0%. Therefore, our term loan facility is effectively subject to a 4.0% Floor until

LIBOR exceeds 1.0%. As of September 25, 2013, the three month LIBOR was 0.25%, which is below the Floor, therefore a hypothetical 0.5% increase in LIBOR would not result in an increase in interest expense.
Foreign Currency Exchange Risk
Our investments in foreign economies include three golf properties in Mexico and one business club in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the thirty-six weeks ended September 3, 2013.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the thirty-six weeks ended September 3, 2013 totaled less than $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of Exchange Act) as of September 3, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 3, 2013.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 3, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2012 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of proceeds from initial public offering of common stock

Subsequent to the three months ended September 3, 2013, on September 25, 2013, Holdings completed an initial public offering in which it sold 13,200,000 shares of common stock and Fillmore sold 4,800,000 shares. The shares sold in the offering were registered under the Securities Act pursuant to the Holdings’ Registration Statement on Form S-1, which was declared effective by the SEC on September 19, 2013. The common stock is listed on the New York Stock Exchange under the symbol “MYCC”. Holdings' shares of common stock were sold at an initial offering price of $14.00 per share. The offering generated net proceeds to us of approximately $168.8 million after deducting underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares of common stock offered by Fillmore.

We intend to use the net proceeds received by us from this offering to redeem $145.25 million in aggregate principal amount of our Senior Notes, plus approximately $5.9 million in accrued and unpaid interest thereon, and to pay approximately $14.5 million of redemption premium. This redemption is pursuant to a provision in the indenture governing our Senior Notes that permits us to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. We anticipate this redemption will occur subsequent to the satisfaction of a notice period, in accordance with the terms of the indenture governing our Senior Notes. We also used a portion of the net proceeds received by us from this offering and cash on hand to make a one-time payment of $5.0 million to an affiliate of KSL in connection with the termination of the Management Agreement.

Goldman, Sachs & Co., Jefferies LLC and Citigroup Global Markets LLC acted as joint bookrunners and as representatives of the underwriters in the offering. BofA Merrill Lynch and Deutsche Bank Securities Inc. were also joint bookrunners in the offering. Wells Fargo Securities, LLC and Stephens Inc. acted as co-managers in the offering.

Dividend limitations

Our ability to pay dividends depends in part on our receipt of cash distributions from our operating subsidiaries, which may be restricted from distributing us cash as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, the ability of our subsidiaries to distribute cash to Holdings is limited by covenants in the credit agreement governing the Secured Credit Facilities and the indenture governing our Senior Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective October 15, 2013, Mark A. Burnett, Executive Vice President of Golf & Country Clubs, was appointed Chief Operating Officer for the Company. Mr. Burnett is a current named executive officer of the Company, and the information relating to him required by Item 5.02(c) of Form 8-K has been previously reported in our 2012 Annual Report.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Form of Amended and Restated Articles of Incorporation of ClubCorp Club Operations, Inc. (Incorporated by reference to Exhibit 3.1(a) on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

3.2	Form of Amended and Restated Bylaws of ClubCorp Club Operations, Inc. (Incorporated by reference to Exhibit 3.1(b) on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
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

10.3
Amendment No. 2, dated as of July 24, 2013, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner. (Incorporated by reference to Exhibit 10.3 on Form 10‑Q filed by ClubCorp Club Operations, Inc. on July 26, 2013)

10.4
Amendment No. 3, dated as of August 30, 2013, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner. (Incorporated by reference to Exhibit 10.1 on Form 8‑K filed by ClubCorp Club Operations, Inc. on August 30, 2013)

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
101
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 3, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations and comprehensive income (loss) as of September 3, 2013 and September 4, 2012; (ii) Consolidated condensed balance sheets as of September 3, 2013 and December 25, 2012; (iii) Consolidated condensed statements of cash flows as of September 3, 2013 and September 4, 2012; (iv) Consolidated condensed statements of changes in equity as of September 3, 2013 and September 4, 2012 and (v) Notes to the consolidated condensed financial statements.**

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

CLUBCORP CLUB OPERATIONS, INC.

Date: October 17, 2013	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)